Form 10-Q
period 2004-02-29
INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FIL INC; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC
filed 2004-04-14
CIK 1045547, 1045540, 101462, 830253, 1040270, 1045539, 1045541, 1045542, 1045543, 1045544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(address of principal executive office)	(Zip Code)

814-726-4674

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of April 14, 2004: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10

			PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – February 29, 2004 (unaudited) and August 31, 2003		5

	Consolidated Statements of Operations – Six Months and Quarters Ended February 29, 2004 and February 28, 2003 (unaudited)		6

	Consolidated Statements of Cash Flows – Six Months Ended February 29, 2004 and February 28, 2003 (unaudited)		7

	Notes to Consolidated Financial Statements (unaudited)		8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		22

Item 4.	Controls and Procedures		22

PART II.	OTHER INFORMATION		23

Item 1.	Legal Proceedings (None)		23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (None)		23

Item 3.	Defaults Upon Senior Securities (None)		23

Item 4.	Submission of Matters to a Vote of Security Holders (N/A)		23

Item 5.	Other Information (None)		23

Item 6.	Exhibits and Reports on Form 8-K		23

	Signatures		24-35

	(a)	Exhibit Index

	Exhibit 10.9

Amendment No. Four to Credit Agreement dated as of January 27, 2004 by and among UNITED REFINING COMPANY, a Pennsylvania corporation (“United Refining”), UNITED REFINING COMPANY OF PENNSYLVANIA, a Pennsylvania corporation (“United Refining of PA”), KIANTONE PIPELINE CORPORATION, a New York corporation (“Kiantone”), COUNTRY FAIR, INC., a Pennsylvania corporation (“Country Fair”) (United Refining, United Refining of PA, Kiantone and Country Fair are each referred to herein as a “Borrower” and collectively as the “Borrowers”), KWIK-FILL CORPORATION, a Pennsylvania corporation (“Guarantor”), the Banks that are parties hereto and PNC Bank, National Association, as Agent (“Agent”).

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

(b)	Reports on Form 8-K

On January 30, 2004, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, and Required FD Disclosure, that the Company issued a press release announcing an amendment to its secured credit facility increasing the facility commitment from $50,000,000 to $75,000,000 effective January 27, 2004. The press release was filed as an Exhibit under Item 7(c) of the Form 8-K.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 29, 2004 (Unaudited)	August 31, 2003
Assets
Current:
Cash and cash equivalents	$14,392	$13,819
Accounts receivable, net	40,222	42,732
Inventories	99,775	76,123
Prepaid expenses and other assets	16,227	10,336
Amounts due from affiliated companies, net	—	639

Total current assets	170,616	143,649
Property, plant and equipment, net	184,393	186,879
Investment in affiliated company	1,085	574
Deferred financing costs, net	3,029	2,963
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,415	3,588
Deferred turnaround costs and other assets, net	7,886	8,217
Deferred income taxes	611	3,709

	$382,884	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$50,000	$31,500
Current installments of long-term debt	630	683
Accounts payable	33,193	35,111
Accrued liabilities	16,795	15,707
Sales, use and fuel taxes payable	16,171	17,853
Deferred income taxes	5,157	5,157
Amounts due to affiliated companies, net	1,381	—

Total current liabilities	123,327	106,011
Long term debt: less current installments	182,005	182,227
Deferred gain on settlement of pension plan obligations	1,022	1,130
Deferred retirement benefits	27,584	28,398
Other noncurrent liabilities	1,987	1,687

Total liabilities	335,925	319,453

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	31,351	26,367
Accumulated other comprehensive loss	(1,040)	(1,040)

Total stockholder’s equity	46,959	41,975

	$382,884	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net sales	$326,965	$311,429	$657,780	$604,734
Costs of goods sold	290,088	269,887	577,092	535,206

Gross profit	36,877	41,542	80,688	69,528

Expenses:
Selling, general and administrative expenses	27,431	27,016	54,934	53,344
Depreciation and amortization expenses	3,203	3,303	6,407	6,606

Total operating expenses	30,634	30,319	61,341	59,950

Operating income	6,243	11,223	19,347	9,578

Other income (expense):
Interest expense, net	(5,299)	(5,262)	(10,469)	(10,463)
Other, net	(510)	(220)	(1,042)	(288)
Equity in net earnings of affiliate	445	217	511	268

	(5,364)	(5,265)	(11,000)	(10,483)

Income (loss) before income tax expense (benefit)	879	5,958	8,347	(905)
Income tax expense (benefit)	352	2,296	3,363	(349)

Net income (loss)	$527	$3,662	$4,984	$(556)

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income (loss)	$4,984	$(556)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,293	8,429
Equity in net earnings of affiliate	(511)	(268)
Deferred income taxes	3,098	(865)
Loss on asset dispositions	94	39
Cash used in working capital items	(27,525)	(23,244)
Change in operating assets and liabilities:
Deferred retirement benefits	(814)	732
Other noncurrent liabilities	179	(450)

Total adjustments	(17,186)	(15,627)

Net cash used in operating activities	(12,202)	(16,183)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,604)	(3,659)
Additions to turnaround costs	(1,231)	(5,277)

Net cash used in investing activities	(4,835)	(8,936)

Cash flows from financing activities:
Net borrowings on revolving credit facility	18,500	21,686
Deferred financing costs	(498)	—
Principal reductions of long-term debt	(392)	(113)

Net cash provided by financing activities	17,610	21,573

Net increase (decrease) in cash and cash equivalents	573	(3,546)
Cash and cash equivalents, beginning of year	13,819	13,515

Cash and cash equivalents, end of period	$14,392	$9,969

Cash used in working capital items:
Accounts receivable, net	$2,510	$(1,984)
Refundable income taxes	—	3,300
Inventories	(23,652)	(9,657)
Prepaid expenses and other assets	(5,891)	(1,283)
Accounts payable	(1,918)	(12,037)
Accrued liabilities	1,088	2,002
Amounts due to affiliated companies, net	2,020	685
Sales, use and fuel taxes payable	(1,682)	(4,270)

Total change	$(27,525)	$(23,244)

Cash paid (received) during the period for:
Interest	$10,604	$10,604
Income taxes	$512	$(3,133)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filing dated December 1, 2003.

2.    Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

3.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 29, 2004				August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$2,644	$11,748	$—	$14,392	$3,383	$10,436	$—	$13,819
Accounts receivable, net	30,597	9,625	—	40,222	31,780	10,952	—	42,732
Inventories	80,189	19,586	—	99,775	55,435	20,688	—	76,123
Prepaid expenses and other assets	11,284	4,943	—	16,227	9,453	883	—	10,336
Amounts due from affiliated companies, net	—	—	—	—	1,186	(547)	—	639
Intercompany	96,025	18,823	(114,848)	—	88,123	19,467	(107,590)	—

Total current assets	220,739	64,725	(114,848)	170,616	189,360	61,879	(107,590)	143,649
Property, plant and equipment, net	115,175	69,218	—	184,393	117,149	69,730	—	186,879
Investment in affiliated company	1,085	—	—	1,085	574	—	—	574
Deferred financing costs, net	3,029	—	—	3,029	2,963	—	—	2,963
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,415	—	3,415	—	3,588	—	3,588
Deferred turnaround costs & other assets, net	7,157	1,900	(1,171)	7,886	8,204	1,184	(1,171)	8,217
Deferred income taxes	—	611	—	611	7,455	(3,746)	—	3,709

	$347,185	$151,718	$(116,019)	$382,884	$325,705	$144,484	$(108,761)	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$50,000	$—	$—	$50,000	$31,500	$—	$—	$31,500
Current installments of long-term debt	90	540	—	630	89	594	—	683
Accounts payable	21,570	11,623	—	33,193	19,906	15,205	—	35,111
Accrued liabilities	13,225	3,570	—	16,795	11,708	3,999	—	15,707
Sales, use and fuel taxes payable	13,724	2,447	—	16,171	14,891	2,962	—	17,853
Deferred income taxes	5,123	34	—	5,157	5,123	34	—	5,157
Amounts due to affiliated companies, net	1,260	121	—	1,381	—	—	—	—
Intercompany	—	114,848	(114,848)	—	—	107,590	(107,590)	—

Total current liabilities	104,992	133,183	(114,848)	123,327	83,217	130,384	(107,590)	106,011
Long term debt: less current installments	180,329	1,676	—	182,005	180,375	1,852	—	182,227
Deferred income taxes	(3,315)	3,315	—	—	1,037	(1,037)	—	—
Deferred gain on settlement of pension plan obligations	1,022	—	—	1,022	1,130	—	—	1,130
Deferred retirement benefits	26,508	1,076	—	27,584	27,174	1,224	—	28,398
Other noncurrent liabilities	—	1,987	—	1,987	—	1,687	—	1,687

Total liabilities	309,536	141,237	(114,848)	335,925	292,933	134,110	(107,590)	319,453

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	31,539	(188)	—	31,351	26,662	(295)	—	26,367
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)	(1,040)	—	—	(1,040)

Total stockholder’s equity	37,649	10,481	(1,171)	46,959	32,772	10,374	(1,171)	41,975

	$347,185	$151,718	$(116,019)	$382,884	$325,705	$144,484	$(108,761)	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 29, 2004				Three Months Ended February 28, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$215,170	$173,962	$(62,167)	$326,965	$201,020	$171,409	$(61,000)	$311,429
Costs of goods sold	198,800	153,455	(62,167)	290,088	181,596	149,291	(61,000)	269,887

Gross profit	16,370	20,507	—	36,877	19,424	22,118	—	41,542

Expenses:
Selling, general and administrative expenses	4,201	23,230	—	27,431	4,082	22,934	—	27,016
Depreciation and amortization expenses	2,144	1,059	—	3,203	2,170	1,133	—	3,303

Total operating expenses	6,345	24,289	—	30,634	6,252	24,067	—	30,319

Operating income (loss)	10,025	(3,782)	—	6,243	13,172	(1,949)	—	11,223

Other income (expense):
Interest expense, net	(4,323)	(976)	—	(5,299)	(4,206)	(1,056)	—	(5,262)
Other, net	(604)	94	—	(510)	(335)	115	—	(220)
Equity in net earnings of affiliate	445	—	—	445	217	—	—	217

	(4,482)	(882)	—	(5,364)	(4,324)	(941)	—	(5,265)

Income (loss) before income tax expense (benefit)	5,543	(4,664)	—	879	8,848	(2,890)	—	5,958
Income tax expense (benefit)	2,171	(1,819)	—	352	3,413	(1,117)	—	2,296

Net income (loss)	$3,372	$(2,845)	$—	$527	$5,435	$(1,773)	$—	$3,662

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 29, 2004				Six Months Ended February 28, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$420,444	$357,051	$(119,715)	$657,780	$374,280	$347,966	$(117,512)	$604,734
Costs of goods sold	390,024	306,783	(119,715)	577,092	352,365	300,353	(117,512)	535,206

Gross profit	30,420	50,268	—	80,688	21,915	47,613	—	69,528

Expenses:
Selling, general and administrative expenses	8,899	46,035	—	54,934	8,117	45,227	—	53,344
Depreciation and amortization expenses	4,288	2,119	—	6,407	4,340	2,266	—	6,606

Total operating expenses	13,187	48,154	—	61,341	12,457	47,493	—	59,950

Operating income (loss)	17,233	2,114	—	19,347	9,458	120	—	9,578

Other income (expense):
Interest expense, net	(8,554)	(1,915)	—	(10,469)	(8,331)	(2,132)	—	(10,463)
Other, net	(1,176)	134	—	(1,042)	(605)	317	—	(288)
Equity in net earnings of affiliate	511	—	—	511	268	—	—	268

	(9,219)	(1,781)	—	(11,000)	(8,668)	(1,815)	—	(10,483)

Income (loss) before income tax expense (benefit)	8,014	333	—	8,347	790	(1,695)	—	(905)
Income tax expense (benefit)	3,137	226	—	3,363	224	(573)	—	(349)

Net income (loss)	$4,877	$107	$—	$4,984	$566	$(1,122)	$—	$(556)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 29, 2004				Six Months Ended February 28, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(15,932)	$3,730	$—	$(12,202)	$(14,727)	$(1,456)	$—	$(16,183)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,318)	(1,286)	—	(3,604)	(3,042)	(617)	—	(3,659)
Additions to deferred turnaround costs	(446)	(785)	—	(1,231)	(5,277)	—	—	(5,277)

Net cash used in investing activities	(2,764)	(2,071)	—	(4,835)	(8,319)	(617)	—	(8,936)

Cash flows from financing activities:
Net borrowings on revolving credit facility	18,500	—	—	18,500	21,686	—	—	21,686
Deferred financing costs	(498)	—	—	(498)	—	—	—	—
Principal reductions of long-term debt	(45)	(347)	—	(392)	(37)	(76)	—	(113)

Net cash provided by (used in) financing activities	17,957	(347)	—	17,610	21,649	(76)	—	21,573

Net increase (decrease) in cash and cash equivalents	(739)	1,312	—	573	(1,397)	(2,149)	—	(3,546)
Cash and cash equivalents, beginning of year	3,383	10,436	—	13,819	4,254	9,261	—	13,515

Cash and cash equivalents, end of period	$2,644	$11,748	$—	$14,392	$2,857	$7,112	$—	$9,969

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales
Retail	$172,781	$170,255	$354,644	$345,914
Wholesale	154,184	141,174	303,136	258,820

	$326,965	$311,429	$657,780	$604,734

Intersegment Sales
Wholesale	$60,986	$59,846	$117,308	$115,460

Operating Income (Loss)
Retail	$(3,961)	$(2,482)	$1,828	$(328)
Wholesale	10,204	13,705	17,519	9,906

	$6,243	$11,223	$19,347	$9,578

Depreciation and Amortization
Retail	$1,010	$1,071	$2,022	$2,142
Wholesale	2,193	2,232	4,385	4,464

	$3,203	$3,303	$6,407	$6,606

	February 29, 2004	August 31, 2003
Total Assets
Retail	$125,824	$119,709
Wholesale	257,060	241,719

	$382,884	$361,428

Capital Expenditures (including non-cash)
Retail	$1,320	$2,456
Wholesale	2,401	6,768

	$3,721	$9,224

5.    Secured Credit Facility

Effective January 27, 2004, the Company amended its secured credit facility to increase the maximum facility commitment from $50,000,000 to $75,000,000 on a permanent basis. The facility expires on May 9, 2007, and is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings.

The Company had outstanding letters of credit of $615,000 and approximately $24,385,000 unused and available on the facility as of February 29, 2004.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10Q includes statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company’s markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, the availability and cost of financing to the Company, environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; labor costs; level of capital expenditures; customer traffic; weather conditions; acts of terrorism and war .

Recent Developments

Fiscal second quarter 2004 worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), increased steadily from December 2003 at $31.06/BBL to February 2004 at $34.22/BBL or by about 10%. For the recent quarter compared to the prior year quarter, average crude prices have increased about 10% from $29.43/BBL to $32.47/BBL. NYMEX Crude oil prices have continued to increase with prices in late March for May crude delivery hovering just under $36/BBL. March 2004 will likely record the highest average calendar month NYMEX crude price (about $36.50/BBL) since futures trading began in 1983. The current record average price is $35.92/BBL set in October 1990, two months after Iraq’s invasion of Kuwait.

For second quarter of fiscal 2004 compared to the prior year quarter, the Company’s average crude run cost per barrel increased 5.2% reflecting the 10% market trend mentioned above. When comparing the second quarter fiscal 2004 to the first quarter fiscal 2004, the Company’s average crude run cost per barrel increased 4.5%.

Recent crude oil prices remain volatile as shown by prompt futures on the New York Mercantile Exchange (NYMEX) falling from a high of $38.50/BBL on March 19 to a low of $34.75/BBL on March 26 in reaction to the fifth crude stock build in the US during the past six weeks. Increased demand stemming from robust economic activity in the US and the developing economies of Asia (particularly China) has contributed to crude’s recent rise to nearly $40/BBL.

The higher crude prices are keeping gasoline and diesel prices high. Oil prices have remained high partly due to demand (led by China) and to the market’s impression that OPEC will keep its commitment to cut supply starting April 1, plus ongoing civil unrest in Venezuela that intensified supply concerns given expectations of a tight market, and the relatively low gasoline inventory and perceived tightness in gasoline supply heading into the summer driving season. Freezing temperatures across much of the US East Coast in January and February boosted winter fuel consumption and depleted regional heating oil stocks. Unseasonably strong gasoline demand and attempts by refiners to cut winter-grade stocks ahead of the summer driving season hurt already low gasoline stocks and drove gasoline prices to record high recently.

Compared to the prior year quarter, retail distillate margins per gallon increased 22.7%, but were offset by a 16.1% decrease in retail gasoline margins on a per gallon basis that unfavorably impacted gross profit. Additionally, when comparing the second quarter fiscal 2004 to the first quarter fiscal 2004, the Company realized a 48.9% decrease in retail gasoline margins per gallon and a 31.4% decrease in retail distillate margins per gallon.

Also, for the quarter ended February 29, 2004 compared to the prior year quarter price increases in the wholesale sector were realized for wholesale gasoline and distillate while asphalt prices decreased.

The Company has completed Phase 1 of the USEPA approved Tier 2 Sulfur in Gasoline Compliance Plan which has resulted in reducing the total gasoline pool sulfur to the required level starting January 1, 2004. Phase 2 of the Gasoline Sulfur Plan does not require further reductions until June 2006. The Company is investigating several options to meet these low sulfur gasoline requirements.

Another factor creating upward price and margin volatility in calendar 2004 is the introduction of new gasoline specifications. More stringent requirements on fuel sulfur content mandated by the EPA will result in a tighter supply of refined products. Some experts predict a continuing tight market for gasoline, which will probably set a record for demand in calendar 2004. As of late March, US gasoline demand is more than 4% higher than last year. Although US production in 2004 is higher by about 2.4% compared to 2003, imports have decreased since fewer foreign refiners can produce the Tier 2 low sulfur gasoline now required by law.

Given the variety of different gasoline types (about 18) now produced in the US and the state bans on MTBE in New York and Connecticut, the division within the gasoline market continues, making it more difficult to supply the growing market and reducing the flexibility to deal with crises like the recent Venezuelan strike, or even the effect of extreme weather. The upcoming anticipated gasoline supply imbalance is not expected to be eased by talks that the government might relax the clean-air requirements in certain states. Industry experts indicate that the waivers would not have much of a short-term impact since refineries and distributors have already made their configurations to meet summer gasoline specifications.

The Company’s results continued to be influenced by the price discounts on heavy sour crude oils. Since the Company’s crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices (“sweet-sour differential”) impacts the costs of goods sold and hence gross profit.

For the recent quarter compared to the prior year quarter and compared to the first quarter of 2004, the Company realized a favorable 41.7% increase and a 12.8% increase, respectively in the light/heavy crude price differential. This differential was $10.64/BBL for the second quarter of fiscal 2004 and is the highest differential since the third quarter of 2001 ($12.48/BBL).

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(dollars in thousands)
Net Sales
Petroleum	$131,157	$128,174	$268,426	$258,405
Merchandise and other	41,624	42,081	86,218	87,509

Total Net Sales	$172,781	$170,255	$354,644	$345,914
Costs of Goods Sold	$152,608	$148,824	$304,973	$299,061

Gross Profit	$20,173	$21,431	$49,671	$46,853
Operating Expenses	$24,134	$23,913	$47,843	$47,181

Segment Operating Income / (Loss)	$(3,961)	$(2,482)	$1,828	$(328)

Petroleum Sales (thousands of gallons)	81,502	83,297	167,515	173,067

Gross Profit
Petroleum (a)	$8,333	$9,731	$25,001	$22,168
Merchandise and other	11,840	11,700	24,670	24,685

	$20,173	$21,431	$49,671	$46,853

Petroleum margin ($/gallon) (b)	.1022	.1168	.1492	.1281
Merchandise margin (percent of sales)	28.4%	27.8%	28.6%	28.2%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 29, 2004 and February 28, 2003

Net Sales

Retail sales increased during 2004 by $2.5 million, or 1.5% from $170.3 million to $172.8 million. The retail sales increase was primarily due to a $3.0 million increase in petroleum sales, offset by a $.5 million decrease in merchandise sales. The petroleum sales increase results from a 4.6% increase in retail selling prices per gallon, offset by a 1.8 million gallon or 2.2% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 29, 2004 by $3.8 million or 2.5% from $148.8 million to $152.6 million. The cost of gasoline increased 10.4%, on a per gallon basis, over fiscal quarter ended February 28, 2003. The cost of distillates increased .9%, on a per gallon basis, over the prior year fiscal quarter. As a result, costs of goods sold for petroleum purchases increased $5.0 million. Offsetting these increases were decreased fuel taxes of $.4 million and decreased merchandise costs of $.6 million.

Gross Profit/(Loss)

Retail gross profit decreased during 2004 by $1.3 million or 5.9%. The Company decreased its petroleum margins by $1.4 million offset by a merchandise margin increase of $.1 million.

Operating Expenses

Retail operating expenses increased during 2004 by $.2 million or 1.0%. Primarily contributing to the increases were increased payroll and payroll costs of $.1 million and increased credit/customer service costs of $.1 million.

Comparison of Six Months Ended February 29, 2004 and February 28, 2003

Net Sales

Retail sales increased during 2004 by $8.7 million, or 2.5% from $345.9 million to $354.6 million. The retail sales increase was primarily due to a $10.0 million increase in petroleum sales, offset by a $1.3 million decrease in merchandise sales. The petroleum sales increase results from a 7.3% increase in retail selling prices per gallon, offset by a 5.6 million gallon or 3.2% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 29, 2004 by $5.9 million or 2.0% from $299.1 million to $305.0 million. The cost of gasoline increased 11.0%, on a per gallon basis, over the six months ended February 28, 2003. The cost of distillates increased 2.2%, on a per gallon basis, over the prior six months. As a result, costs of goods sold for petroleum purchases increased $9.2 million. Another increase to costs of goods sold was increased freight costs of $.1 million. Offsetting these increases were decreased fuel taxes of $2.0 million and decreased merchandise costs of $1.3 million.

Gross Profit/(Loss)

Retail gross profit increased during 2004 by $2.8 million or 6%. The Company increased its petroleum margins by $2.8 million or 16.5% while merchandise margin remained relatively constant.

Operating Expenses

Retail operating expenses increased during 2004 by $.7 million or 1.4%. Primarily contributing to the increases were increased payroll and payroll costs of $.1 million, increased credit/customer service costs of $.1 million, increased rent expense of $.2 million and insurance, utilities and taxes of $.1 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(dollars in thousands)
Net Sales (a)	$154,184	$141,174	$303,136	$258,820
Costs of Goods Sold	137,480	121,063	272,119	236,145

Gross Profit	$16,704	$20,111	$31,017	$22,675

Operating Expenses	6,500	6,406	13,498	12,769

Segment Operating Income	$10,204	$13,705	$17,519	$9,906

Crude throughput (thousand barrels per day)	62.8	61.1	63.6	54.3

Refinery Product Yield

(thousands of barrels)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Gasoline and gasoline blendstock	2,631	2,429	5,299	4,659
Distillates	1,525	1,565	2,983	2,517
Asphalt	1,585	1,529	3,171	2,697
Butane, propane, residual products, internally produced
fuel and other (“Other”)	525	516	1,155	1,075

Total Product Yield	6,266	6,039	12,608	10,948

% Heavy Crude Oil of Total Refinery Throughput (b)	59%	59%	56%	57%

Product Sales

(dollars in thousands) (a)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Gasoline and gasoline blendstock	$65,274	$51,685	$121,893	$95,564
Distillates	57,709	59,035	97,353	90,556
Asphalt	26,502	26,117	76,180	65,633
Other	4,699	4,337	7,710	7,067

	$154,184	$141,174	$303,136	$258,820

Product Sales

(thousand of barrels) (a)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Gasoline and gasoline blendstock	1,524	1,332	2,959	2,567
Distillates	1,363	1,436	2,447	2,327
Asphalt	1,400	1,312	3,410	2,909
Other	165	184	309	328

	4,452	4,264	9,125	8,131

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 29, 2004 and February 28, 2003

Net Sales

Wholesale sales increased during 2004 by $13.0 million or 9.2% from $141.2 million to $154.2 million. The wholesale sales increase was due to a 4.6% increase in wholesale prices and a 4.4% increase in wholesale volume. Contributing to the increased sales volume was a 3.9% increase in crude runs for the three months ended February 29, 2004 as compared to the prior year period.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2004 by $16.4 million or 13.6% from $121.1 million to $137.5 million. The increase in wholesale costs of goods was primarily due to a 3.9% increase in crude throughput volume and a 5.2% increase in the Company’s average crude oil purchase price for the fiscal quarter ended February 29, 2004 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 10.4% as compared to the prior year period.

Gross Profit

Wholesale gross profit decreased $3.4 million from $20.1 million for fiscal quarter ended February 28, 2003 to $16.7 million for the fiscal quarter ended February 29, 2004. This decrease was primarily due to crude costs increasing more than product selling prices during this period.

Operating Expenses

Operating expenses increased during 2004 by $.1 million over such expenses for 2003. For 2004 operating expenses were $6.5 million, or 4.2% of net wholesale sales, compared to $6.4 million, or 4.5% of net wholesale sales for 2003.

Comparison of Six Months Ended February 29, 2004 and February 28, 2003

Net Sales

Wholesale sales increased during 2004 by $44.3 million or 17.1% from $258.8 million to $303.1 million. The wholesale sales increase was due to a 4.4% increase in wholesale prices and a 12.2% increase in wholesale volume. Contributing to the increased sales volume was a 17.7% increase in crude runs for the six months ended February 29, 2004 as compared to the prior year period.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2004 by $36.0 million or 15.2% from $236.1 million to $272.1 million. The increase in wholesale costs of goods was primarily due to a 17.7% increase in crude throughput volume and a 3.8% increase in the Company’s average crude oil purchase price for the six months ended February 29, 2004 as compared to the prior year period. The refinery throughput volume increase for the first six months of 2004 resulted from the fact that the Company had a 21 day shutdown of units at the refinery during the prior year period ending February 28, 2003. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 7.2% as compared to the prior year period.

Gross Profit

Wholesale gross profit increased $8.3 million from $22.7 million for the six months ended February 28, 2003 to $31.0 million for the six months ended February 29, 2004. This increase was primarily due to the increase in wholesale sales volume, increased wholesale selling prices and to 33.9% higher discounts on heavy high-sulfur crude oil grades processed by the Company.

Operating Expenses

Operating expenses increased during 2004 by $.7 million over such expenses for 2003. For 2004 operating expenses were $13.5 million, or 4.5% of net wholesale sales, compared to $12.8 million, or 4.9% of net wholesale sales for 2003.

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively consistent between the six months ended February 29, 2004 and the six months ended February 28, 2003.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for the six months ended February 29, 2004 was approximately 40.3% compared to a rate of 38.6% for the six months ended February 28, 2003. The increase is primarily due to an increase in various permanent differences.

Liquidity and Capital Resources

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond the Company’s control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions. For further information related to risks and other factors, see “Forward-Looking Statements” in Item 2.

The following table summarizes selected measure of liquidity and capital sources (in thousands):

	February 29, 2004	August 31, 2003
Cash and cash equivalents	$14,392	$13,819
Working capital	$47,289	$37,638
Current ratio	1.4	1.4
Debt	$232,635	$214,410

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. The Company believes available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

The Company’s cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the six months ended February 29, 2004, significant uses of cash include $3.6 million for purchases of property, plant and equipment, $.4 million of reductions to debt and $1.2 million for additions to refinery turnaround costs and $12.2 million used in operating activities principally for increased inventories. This use of cash was funded primarily from net borrowings of $18.5 million on the revolving credit facility.

The Company requires a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2004. The Company spent approximately $4 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003, and expects to spend approximately $1 million during fiscal 2004, primarily during activities requiring a shutdown of the FCC Unit, which is scheduled for April 2004.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company’s secured revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $75,000,000 revolving facility, which was renewed for five years on July 12, 2002 and amended on November 27, 2002 and February 19, 2003, March 24, 2003 and January 27, 2004.

Effective January 27, 2004, the Company amended its secured credit facility to increase the maximum facility commitment from $50,000,000 to $75,000,000 on a permanent basis. The facility expires on May 9, 2007, and is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings.

The Company had outstanding letters of credit of $615,000 and approximately $24,385,000 unused and available on the facility as of February 29, 2004.

Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At February 29, 2004, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended February 29, 2004, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date .

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(None)

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(None)

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.    OTHER INFORMATION

(None)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 10.9	Amendment No. Four to Credit Agreement dated as of January 27, 2004 by and among UNITED REFINING COMPANY, a Pennsylvania corporation (“United Refining”), UNITED REFINING COMPANY OF PENNSYLVANIA, a Pennsylvania corporation (“United Refining of PA”), KIANTONE PIPELINE CORPORATION, a New York corporation (“Kiantone”), COUNTRY FAIR, INC., a Pennsylvania corporation (“Country Fair”) (United Refining, United Refining of PA, Kiantone and Country Fair are each referred to herein as a “Borrower” and collectively as the “Borrowers”), KWIK-FILL CORPORATION, a Pennsylvania corporation (“Guarantor”), the Banks that are parties hereto and PNC Bank, National Association, as Agent (“Agent”).

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

(b)	Reports on Form 8-K

On January 30, 2004, a Current Report on Form 8-K was filed reporting under Item 5, Other
Events, and Required FD Disclosure, that the Company issued a press release announcing an amendment to its secured credit facility increasing the facility commitment from $50,000,000 to
$75,000,000 effective January 27, 2004. The press release was filed as an Exhibit under Item
7(c) of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

KWIK FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer