Form 10-K
period 2016-08-31
INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; SUPER TEST PETROLEUM INC; BELL OIL CORP; COUNTRY FAIR INC; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; UNITED REFINING CO; VULCAN ASPHALT REFINING CORP
filed 2016-11-29
CIK 1045547, 1045545, 1045543, 1171162, 1045541, 1040270, 1045539, 830253, 101462, 1045546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of November 29, 2016, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:    None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-K CONTENTS

ITEM 1.	BUSINESS.

Introduction

United Refining Company (“URC” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) is a Pennsylvania corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania, which is located within the Petroleum Administration for Defense Districts I (“PADD I”). We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we refine crude oil into a variety of finished products, including various grades of gasoline, ultra-low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

Our operations are organized into two major business segments: refining/wholesale and retail. The refining division operates the refinery in Warren and offsite terminals. The wholesale division sells finished products produced at the Warren refinery, primarily in western New York and northwestern Pennsylvania, to both our retail network and to third-party customers. The retail business segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

For fiscal 2016, we had total net sales of $2.1 billion. Of total sales, petroleum based sales were approximately 53% gasoline, 18% distillate, 15% asphalt and the remaining 14% were from sales of merchandise and other revenue.

Our Operations

Refining Operations

Our refinery, located on a 107-acre site in Warren, Pennsylvania, has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 65,600 bpd during fiscal 2016. We believe our location in the product-short PADD I, in an area that is geographically distant from the majority of PADD I refining capacity, is a significant marketing advantage. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

A new ten million standard cubic feet per day hydrogen plant was commissioned in May 2016, improving the management of the refinery hydrogen demand and reducing purchased hydrogen cost.

Our Products

We produce three primary petroleum products: gasoline, middle distillates and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium, and also blend these to produce a mid-grade 89-octane. Middle distillates include kerosene, ultra-low sulfur diesel fuel and No. 2 heating oil. We optimize our bottom-of-the-barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Our refining configuration allows the processing of a wide variety of crude oil inputs and our ability to market asphalt on a year-round basis enables us to purchase selected heavier crude oils at higher differentials and lower costs.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product marketplace and in the refinery’s processing capability.

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 499,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane and reduces benzene. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product, hydrogen needed to operate hydrotreating units in the refinery. A hydrogen plant converts natural gas into hydrogen to supplement the hydrogen supplied by the reformer.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2012 with the addition of a second hydrotreater reactor also treats raw distillates to produce ultra-low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naphtha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naphtha are hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been predominantly of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year-round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge Pipeline system. We are however not dependent on this source alone. We could within a reasonable time period shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Forty-eight percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 52% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2016, we had supply contracts with 12 major suppliers for an aggregate of 66,988 bpd of crude oil. We have contracts with four suppliers amounting to approximately 67% of daily crude oil supply. None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, which connects with the Enbridge Pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge Pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian and US domestic crude from both Western Canada and North Dakota (Bakken) are transported eastward through the Enbridge mainline system (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port can be transported north via the Capline and Chicap pipelines and into the Enbridge (Lakehead) mainline system at Mokena, near Chicago, IL (iii) US domestic crude grades can be transported north via the Capline System and/or the Enbridge Mid-Continent (Ozark/Woodpat) system to Patoka, Illinois where they can be moved via the Chicap Pipeline into the Enbridge (Lakehead) Mainline system at Mokena, near Chicago, Illinois. We also receive US domestic crude (Bakken) and western Canadian crudes via rail deliveries into Hamburg, NY where these volumes are trans-loaded and moved by truck to West Seneca, NY and into the Kiantone Pipeline.

The Kiantone Pipeline connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by operators using a recently upgraded Supervisory Control and Data Acquisition (“SCADA”) system. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 418,700 barrels. The refinery tank farm has four additional crude storage tanks with a total capacity of 499,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The next turnaround cycle is planned for the fall of 2017.

We defer the cost of major refinery units and tank turnarounds when incurred and amortize them on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period.

Wholesale Marketing and Distribution

On a wholesale basis, our wholesale division sells gasoline, distillate and asphalt products to distributor, commercial and government accounts and we sell propane to liquefied petroleum gas marketers. Our wholesale gasoline customer base includes branded dealer/distributor units operating under our proprietary Keystone® and Kwik Fill® brand names and units operating under the Citgo® brand pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. Approximately 20% of the gasoline stations within this network are branded Citgo®.

In fiscal 2016, we sold on a wholesale basis approximately 48,600 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2016, our production of gasoline, distillate, and asphalt sold at wholesale was 36%, 84%, and 100%, respectively. We sell all of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals.

We use a network of six terminals to store and distribute refined products. This network provides distillate and asphalt storage capacities of approximately 1,225,000 barrels as of August 31, 2016. During fiscal 2016, approximately 86% of our refined products were transported from the refinery via truck transports, with the remaining 14% transported by rail. All gasoline product is stored at the refinery. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of eight tank trucks that supply approximately 18% of our Kwik Fill® retail stations.

In fiscal 2016, our retail network sold approximately 64% of our gasoline production and approximately 16% of our distillate production. The remaining 36% of gasoline production and 84% of distillate production was sold to wholesale customers.

Long-term dealer/distributor contracts accounted for approximately 12% of our wholesale gasoline sales in fiscal 2016. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren. Our wholesale gasoline customer base includes 46 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names.

We distribute asphalt from the refinery by railcar or truck transport to end user contractors, in addition to re-supplying our asphalt terminals. We own or lease terminals in Springdale and Dravosburg, Pennsylvania; Tonawanda and Oswego, New York; and Cordova, Alabama.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2016, we have experienced an approximately 3.34 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we increase our asphalt storage capacity through the lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2016, we sold 7.8 million barrels of asphalt.

We have a significant share of the asphalt market in southwestern New York and western and central Pennsylvania as well as in the greater metro areas of Pittsburgh, Pennsylvania and Rochester and Buffalo, New

York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased or exchanged in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges and purchasing third party barrels, we have access to product supplies at 17 sources located throughout our marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Retail Operations

As of August 31, 2016, 167 of our retail units were located in New York, 175 in Pennsylvania and 12 in Ohio. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. In fiscal year 2016, approximately 64% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, many retail units sell diesel fuel and all units sell convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2016, we operated 354 units, of which 190 units are owned, 104 units are leased, and the remaining stores are operated under a management agreement. 107 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. We maintain a 59% / 41% split between sales at our rural and urban units, balancing the higher volumes and lower gross margins in urban areas. We believe that the Company’s operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

Retail Marketing and Distribution

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. 107 of our 354 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2016 were $282.6 million, with a gross profit of approximately $75.7 million. Gross margins on the sale of convenience merchandise averaged 26.8% for fiscal 2016.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2016, we purchased approximately 74.6% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Environmental Regulations

General

We are subject to extensive federal, state and local laws and regulations relating to fuel quality, pollution control and protection of the environment, such as those governing releases of certain materials to the air and water and the storage, treatment, transportation, disposal and clean-up of wastes located on land. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

Gasoline, Diesel Fuel, and Heating Oil Manufacturing Standards

Mandatory fuel regulations will continue to affect our operations including renewable fuel obligations, and future sulfur reductions.

Starting January 1, 2013, the Company became an “obligated party” under the United States Environmental Protection Agency’s Renewable Fuel Standard (RFS) and is required to satisfy its Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the Company’s transportation fuels must either contain the approved renewable fuel components, or credits must be purchased to cover any shortfall. The Company has met it’s RVO for 2015 and expects to also satisfy the requirements for the calendar year 2016 without the purchase of credits, known as “RINs” (Renewable Identification Numbers). As the RFS program is currently structured, the RVO of all obligated parties will increase annually, while the ability to incorporate increasing volumes of renewable fuel components into fuel products remains limited. This phenomenon, better known as the “blend wall”, will be experienced throughout the industry and is expected to present challenges in future years. We will also continue to monitor proposals to amend the RFS to address the blend wall issue and evaluate its effect on future operations.

Effective July 1, 2012 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur. Pennsylvania has also lowered the sulfur content maximum starting July 1, 2016 from 5,000 ppm to 500 ppm. We are complying with both New York and Pennsylvania mandates.

The USEPA has finalized the Tier 3 gasoline regulation which calls for a further reduction in the average yearly sulfur content below the existing Tier 2 sulfur standard. The regulations consist of reducing the refinery annual average maximum sulfur content from 30 ppm to 10 ppm. In the “Final Rule” there is a three-year exemption for Small Volume Refineries, which would include the Company, giving us a 2020 effective date rather than 2017. The current estimate to modify the refinery process to meet this new requirement is approximately $4 million.

Over the past five years we have maintained compliance with the benzene standard that is part of the Mobile Source Air Toxics Rule No. 2 (MSAT II). We expect to use previously purchased 2013 vintage benzene credits for the 2016 compliance year. Benzene credits are valid for five years.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. GHG reduction mandates and their effect on our business are, however, unknown until all aspects of the programs are final and implementing regulations are available.

Retail Gasoline Stations

We currently operate gasoline stations in three states with underground petroleum product storage tanks and in the past have operated gasoline stations that are now closed. Federal and state statutes and regulations govern the installation, operation and removal from service of these underground storage tanks and associated piping and product dispensing systems. The operation of underground storage tanks and systems carries the risk of contamination to soil and groundwater with petroleum products. We manage this risk by promptly responding to actual and suspected leaks and spills and implementing remedial action plans meeting regulatory requirements. In addition to prompt response and remediation, we receive reimbursement for response costs associated with leaks and spills in the Commonwealth of Pennsylvania through the Underground Storage Tank Indemnification Fund.

Competition

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Petroleum refining is highly competitive. With respect to wholesale gasoline and distillate sales, we compete with P.E.S., P.B.F., Valero, Exxon-Mobil, and other refiners and marketers via the pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will continue to be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

The principal competitive factors affecting our retail marketing network are location, product price, overall appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, supermarkets, and “big box” convenience store chains such as Wal-Mart and Sam’s Club, is expected to be ongoing. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Employees

As of August 31, 2016, we had approximately 4,266 employees; 1,951 full-time and 2,315 part-time employees. Approximately 3,698 persons were employed at our retail operations, 361 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 247, 6, and 21 employees, respectively. The agreements expire on February 1, 2022, January 31, 2017 and July 31, 2018, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, and we have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 38 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). The Carriers actual expenses with respect to the integrity maintenance and costs will be recorded against Integrity Costs paid for any subsequent year, as well as against any Replacement Costs, which are defined and discussed below. The Integrity Costs for calendar year 2016 totaled $13.7 million and was paid in January 2016.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2.25%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10-year period. On November 12, 2015, the Company made a payment to the Carriers in the amount of $53.7 million for Replacement Costs, which amount reflects net credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014.

On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with each of the Enbridge LP (the “U.S. Agreement”) and Enbridge Inc (the “Canadian Agreement”, and together with the U.S. Agreement, the “Put and Call Options Agreement”), which agreements are substantially similar. Pursuant to the Put and Call Agreement; the Company was granted a right to purchase and the Company gave the Carriers a right to put to the Company the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The Company considered whether the Put and Call Agreement should be separated from the host contract in accordance with ASC 815 embedded derivative guidance and concluded that it doesn’t meet the criteria for separation. The Company determined that the Put and Call Agreement is interdependent with the Line l0 Agreement, and therefore is not freestanding and is accounted for as part of the Line 10 Agreement. As such we concluded that there is no separate accounting impact of the Put and Call Agreement until it becomes probable that it will be exercised. As of August 31, 2016 the Company or the Carrier have not exercised their rights under the Put and Call Agreement.

On August 31, 2016, Enbridge held approximately $60.1 million in U.S. funds and $12.9 million in Canadian funds from payments made by the Company which are on deposit for future use.

Financing

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000 (the “New Revolving Credit Facility”). The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (iii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash any and all of the outstanding $237,250,000 aggregate principal amount outstanding of the Senior Secured Notes due 2018 and a solicitation of consents for proposed amendments to the related indenture (the “Consent Solicitation”). The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015 (the “Expiration Date”). Holders of Senior Secured Notes due 2018 that validly tendered prior to 5:00 p.m., New York City time, on October 19, 2015 (the “consent deadline”), would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, were fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with a bank, in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Under the terms of the agreement, the Company will make 84 monthly principal installments of approximately $129,000 with the remaining principal balance due on December 9, 2022. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

On October 20, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $25,000,000 which matures on October 20, 2023. Pursuant to the loan agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreement, the Company will make 83 monthly principal installments of approximately $83,000 with the remaining principal balance due on October 20, 2023. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

ITEM 1A.	RISK FACTORS.

Risks Relating to the Business

The price volatility of crude oil, other feedstocks, refined petroleum products and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase earnings, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings, and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

In addition, the nature of our business requires us to maintain substantial refined product inventories. Because refined products are commodities, we have no control over the changing market value of these inventories. Our refined product inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”), inventory valuation methodology. If the market value of our refined product inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.

Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into the United States;

•	availability of and access to transportation infrastructure;

•	utilization rates of U.S. refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•

natural disasters (such as hurricanes and tornadoes), accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery;

•	federal and state government regulations and taxes; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

Our direct operating expense structure also impacts our earnings. Our major direct operating expenses include employee and contract labor, maintenance and energy costs. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our earnings and cash flows.

Volatility in refined product prices also affects our borrowing base under our revolving credit facility. A decline in prices of our refined products reduces the value of our refined product inventory collateral, which, in turn, may reduce the amount available for us to borrow under our revolving credit facility.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially.

We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for our supply of crude oil. Prolonged disruption to the Enbridge Pipeline or the Kiantone Pipeline may have a material adverse effect on our business, results of operations or financial condition.

Our refinery receives substantially all of its crude oil through pipelines. We could experience an interruption of supply, or an increased cost of receiving crude oil, if the ability of these pipelines to transport crude oil or blendstocks is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor.

We obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partners (“Enbridge Pipeline”), and the Kiantone Pipeline, which we own and operate. Any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, or our default under the Enbridge Agreement, would have a material adverse effect on our business, results of operations or financial condition. Further, our property and business interruption insurance may not compensate us adequately for any losses that occur.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us with respect to the Enbridge Pipeline system. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single facility.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our facilities, any of which could result in production and distribution difficulties and disruptions, pollution (such as oil spills, etc.), personal injury or wrongful death claims and other damage to our properties and the property of others.

There is also risk of mechanical failure and equipment shutdowns both in the normal course of operations and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on, or interact with, damaged process units and, accordingly, are also subject to being shut down.

Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products. Any sustained disruption would have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states and may experience interruptions of supply from those regions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states. As a result, we may be disproportionately exposed to the impact of delays or interruptions of supply from those regions caused by transportation capacity constraints, curtailment of production, unavailability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in those areas.

Competition from companies having greater financial and other resources than we do could materially and adversely affect our business and results of operations.

Our refining operations compete with domestic refiners and marketers in the PADD I region of the United States, as well as with domestic refiners in other PADD regions and foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers. Certain of our competitors have larger, more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and have access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.

Newer or upgraded refineries will often be more efficient than our refinery, which may put us at a competitive disadvantage. While we have taken significant measures to maintain and upgrade units in our refinery by installing new equipment and repairing equipment to improve our operations, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition and our ability to make distributions. Over time, our refinery may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.

We may incur significant liability under, or costs and capital expenditures to comply with, environmental, health and safety regulations, which are complex and change frequently.

Our refinery and pipelines operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, treatment and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with the complex array of federal, state and local laws relating to the protection of the environment, health and safety is difficult and likely will require us to make significant expenditures. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose joint and several liabilities without regard to fault or the legality of the original conduct in connection with the investigation and cleanup of such spills, discharges or releases. As such, we may be required to pay more than our fair share of such investigation or cleanup. We may not be able to operate in compliance with all applicable environmental, health and safety laws, regulations and permits at all times. Violations of applicable legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We may also be required to make significant capital expenditures or incur increased operating costs or change operations to achieve compliance with applicable standards.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the U.S. Environmental Protection Agency (“EPA”) issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We have evaluated these regulations and amended standards, as may be applicable to the flare, process heaters and operations at our refinery. The flare monitoring project required under NSPS Subpart Ja has been completed for a cost of approximately $1.6 million and is fully operational. The Industrial Boiler Heater MACT became effective in January 2016; no control equipment or modifications were required to meet compliance. The Refinery Risk Sector Rule, modifications to the Risk Management Program (RMP), the PADEP required Reasonable Available Control Technology 2 rule (RACT 2) and the PADEP State Implementation Plan (SIP) requirements for SO2 non-attainment are new requirements that are applicable to the refinery. Cost of these new requirements are not expected to be material. In addition, the EPA has announced new “Tier 3” motor vehicle emission and fuel standards. These regulations lower the maximum average sulfur content of gasoline from 30 parts per million to 10 parts per million. This project has been developed and costs are projected to be approximately $4 million to make necessary upgrades to produce Tier 3 compliant gasoline. We may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state and transactional taxes such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. There can be no certainty of the effect that increases in taxes, or imposition of new taxes, could have on us, or whether such taxes would be passed on to our customers. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

A decrease in government funding for paving activity could lead to a decrease in demand for asphalt, which could materially adversely affect refining margins.

In fiscal 2016, asphalt sales represented 15% of our total revenues. Over the same period, approximately 89% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins.

We have an indirect controlling stockholder.

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

Our pension plans are currently underfunded.

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2016, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $140.9 million and the value of the assets of the plans was approximately $92.5 million. In fiscal 2016, we contributed $4.8 million to the three plans, and we have made additional contributions to our pension plans of $.9 million in fiscal year 2017. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

Our pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC generally has the authority to terminate an underfunded pension plan if the possible long-run loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

The Credit Agreement contains certain covenants that may inhibit our ability to make certain investments, incur certain additional indebtedness and engage in certain other transactions, which could adversely affect our ability to pursue our business strategies.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

•	incur, assume or guarantee additional debt or issue redeemable stock or preferred stock;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of our assets.

A breach of the covenants under the Credit Agreement could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Credit Agreement, those creditors could proceed against the collateral granted to them to secure that indebtedness, including the refinery.

In the event our lenders or noteholders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

The Credit Agreement is secured by certain assets of the Company, including the Refinery, and a foreclosure on such liens could adversely affect our business.

The Credit Agreement is secured by substantially all of our assets, including a pledge of the stock of our subsidiary Kiantone Pipeline Corporation and a mortgage lien on and a security interest in the assets comprising the refinery. In case of a continuing event of default by the Company, the collateral agent may exercise all rights of a mortgagee and/or secured party under applicable law, including, without limitation, transferring to itself or a nominee title to such collateral, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We own a 107-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2016, we operated 190 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline. We also own a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York.

As of August 31, 2016, we also lease an aggregate of 163 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2016. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2016 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2016	2015	2014	2013	2012
	(in thousands)
Income Statement Data:
Net sales	$2,086,625	$2,716,719	$3,439,218	$3,681,253	$3,730,925
Refining operating expenses (1)	100,538	113,569	117,104	119,549	103,001
Selling, general and administrative expenses	170,919	165,089	162,764	163,874	157,581
Operating income	25,583	158,045	144,177	328,608	358,350
Interest expense	12,479	26,802	26,677	39,530	40,913
Interest income	300	154	336	495	44
Other, net	(4,071)	(3,869)	(2,897)	(3,819)	(4,711)
Loss on early extinguishment of debt	(19,316)	—	—	(18,727)	—
(Loss) Income before income tax expense (benefit)	(9,983)	127,528	114,939	267,027	312,770
Income tax (benefit) expense	(3,621)	45,477	43,826	98,344	121,954
Net (loss) income	(6,362)	82,051	71,113	168,683	190,816

Balance Sheet Data (at end of period):
Total assets	879,717	885,466	870,464	796,295	728,330
Total debt	287,677	240,667	239,525	238,706	359,996
Total stockholder’s equity	343,564	417,742	384,225	357,203	141,276

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	general economic, business and market conditions;

•	repayment of debt;

•	the effect of the any banking and credit crisis on the Company and our customers and suppliers;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Annual Report on Form 10-K.

Business Strategy and Overview

Our primary business objective is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible operating costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•

Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model. We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account product demand and pricing in our market areas, price, quality and availability of various grades of crude oil, product inventory levels and planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in our refinery’s processing capability.

•	Continue to investigate strategic acquisitions.

•	Develop high payback discretionary capital improvements to our existing facilities.

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of product prior to transfer of its title. Title to product is transferred to the customer at the shipping point, under predetermined contracts for sale at agreement upon or posted prices to customers of which collectability is reasonably assured.

Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectability of Accounts Receivable

For accounts receivable, we estimate the net collectability considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with ACS 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2016 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2016.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested with a financial institution that follows an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	50%	75%
Fixed Income	20%	50%
Alternative Investments	0%	15%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2016. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 9 to “Consolidated Financial Statements, Item 8”.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2016, approximately 64% and 16% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 26.8% for fiscal 2016 and have been between 25.2% and 26.8% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. Commissioning the modified biodiesel plant is expected during fiscal 2018. The remaining cost of the project is expected to be about $37 million.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2016. From August 31, 2016 prices for NYMEX WTI crude have varied in a range from $44.70 on August 31, 2016 to $51.60 during October and settled at $46.06 on November 25, 2016. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. Through November 25, 2016 the indicated lagged average crackspread for the first quarter of fiscal 2017 was $13.91.

The Company has reached an early settlement agreement with its refinery employees represented by the International Union of Operating Engineers, Local 95. The contract is effective February 1, 2017 and expires February 1, 2022.

Financing

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000 (the “New Revolving Credit Facility”). The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the Refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures, (iii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”) and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash any and all of the outstanding $237,250,000 aggregate principal amount outstanding of the Senior Secured Notes due 2018 and a solicitation of consents for proposed amendments to the related indenture (the “Consent Solicitation”). The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015 (the “Expiration Date”). Holders of Senior Secured Notes due 2018 that validly tendered prior to 5:00 p.m., New York City time, on October 19, 2015 (the “consent deadline”), would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, will be fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with a bank, in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Under the terms of the agreement, the Company will make 84 monthly principal installments of approximately $129,000 with the remaining principal balance due on December 9, 2022. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

On October 20, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $25,000,000 which matures on October 20, 2023. Pursuant to the loan agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreement, the Company will make 83 monthly principal installments of approximately $83,000 with the remaining principal balance due on October 20, 2023. The Loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). The Carriers actual expenses with respect to the integrity maintenance and costs will be recorded against Integrity Costs paid for any subsequent year, as well as against any Replacement Costs, which are defined and discussed below. The Integrity Costs for calendar year 2016 totaled $13.7 million and was paid in January 2016.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2.25%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10-year period. On November 12, 2015, the Company made a payment to the Carriers in the amount of $53.7 million for Replacement Costs, which amount reflects net credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014.

On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with each of the Enbridge LP (the “U.S. Agreement”) and Enbridge Inc (the “Canadian Agreement”, and together with the U.S. Agreement, the “Put and Call Options Agreement”), which agreements are substantially similar. Pursuant to the Put and Call Agreement; the Company was granted a right to purchase and the Company gave the Carriers a right to put to the Company the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The Company considered whether the Put and Call Agreement should be separated from the host contract in accordance with ASC 815 embedded derivative guidance and concluded that it doesn’t meet the criteria for separation. The Company determined that the Put and Call Agreement is interdependent with the Line l0 Agreement, and therefore is not freestanding and is accounted for as part of the Line 10 Agreement. As such we concluded that there is no separate accounting impact of the Put and Call Agreement until it becomes probable that it will be exercised. As of August 31, 2016 the Company or the Carrier have not exercised their rights under the Put and Call Agreement.

On August 31, 2016, Enbridge held approximately $60.1 million in U.S. funds and $12.9 million in Canadian funds from payments made by the Company which are on deposit for future use.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (See Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations

	Fiscal Year Ended August 31,
	2016	2015	2014
	(in thousands)
Net Sales
Petroleum	$836,989	$1,070,530	$1,415,157
Merchandise and other	282,595	276,761	273,310

Total Net Sales	$1,119,584	$1,347,291	$1,688,467
Costs of Goods Sold	$963,777	$1,168,158	$1,529,463
Selling, general and administrative expenses	143,292	139,483	137,936
Depreciation and amortization expenses	8,228	7,288	6,566

Segment Operating Income	$4,287	$32,362	$14,502

Retail Operating Data:
Petroleum Sales (thousands of gallons)	369,335	372,426	385,460
Petroleum margin (a)	$80,101	$107,725	$89,950
Petroleum margin ($/gallon) (b)	.2169	.2893	.2334
Merchandise and other margins	$75,705	$71,408	$69,052
Merchandise margin (percent of sales)	26.8%	25.8%	25.3%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2016 vs. 2015

Retail sales decreased during fiscal 2016 by $227.7 million or 16.9% for the comparable period in fiscal 2015 from $1,347.3 million to $1,119.6 million. The decrease was primarily due to a decrease of $233.5 million in petroleum sales offset by an increase of $5.8 million in merchandise sales. The petroleum sales decrease resulted from a 3.1 million gallon or .8% decrease in retail petroleum volume and a 21.2% decrease in retail selling prices per gallon.

2015 vs. 2014

Retail sales decreased during fiscal 2015 by $341.2 million or 20.2% for the comparable period in fiscal 2014 from $1,688.5 million to $1,347.3 million. The decrease was primarily due to a decrease of $344.6 million in petroleum sales offset by an increase of $3.4 million in merchandise sales. The petroleum sales decrease resulted from a 13.0 million gallon or 3.3% decrease in retail petroleum volume and a 21.7% decrease in retail selling prices per gallon.

Costs of Goods Sold

2016 vs. 2015

Retail costs of goods sold decreased during fiscal 2016 by $204.3 million or 17.5% for the comparable period in fiscal 2015 from $1,168.1 million to $963.8 million. The decrease was primarily due to $204.9 million decrease in petroleum volume and prices, $.1 million of freight costs and $.8 million in fuel tax offset by an increase in merchandise cost of $1.5 million.

2015 vs. 2014

Retail costs of goods sold decreased during fiscal 2015 by $361.3 million or 23.6% for the comparable period in fiscal 2014 from $1,529.4 million to $1,168.1 million. The decrease was primarily due to $370.1 million in petroleum volume and prices, and $.6 million of freight costs, offset by an increase in merchandise cost of $1.1 million and $8.3 million in fuel tax. This tax increase was due primarily to the increase in Pennsylvania fuels tax.

Selling, General and Administrative Expenses

2016 vs. 2015

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2016 by $3.9 million or 2.7% for the comparable period in fiscal 2015 from $139.4 million to $143.3 million. The increase was due in part to an increase in payroll costs of $4.2 million, environmental costs of $.4 million, promotion and advertising costs of $1.0 million and other costs of $.6 million offset by reductions of maintenance costs of $.2 million, credit costs of $1.8 million and legal and professional costs of $.3 million.

2015 vs. 2014

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2015 by $1.5 million or 1.1% for the comparable period in fiscal 2014 from $137.9 million to $139.4 million. The increase was due in part to an increase in payroll costs of $2.9 million, environmental costs of $1.1 million and maintenance costs of $1.2 million offset by reductions in credit costs of $1.7 million, pension costs of $.8 million and other costs of $1.2 million.

Wholesale Operations

	Fiscal Year Ended August 31,
	2016	2015	2014
	(in thousands)
Net Sales (a)	$967,041	$1,369,428	$1,750,751
Costs of Goods Sold (exclusive of depreciation and amortization)	878,571	1,183,873	1,571,010
Selling, general and administrative expenses	27,627	25,606	24,828
Depreciation and amortization	39,547	34,266	25,238

Segment Operating Income	$21,296	$125,683	$129,675

Key Wholesale Operating Statistics

	Fiscal Year Ended August 31,
	2016	2015	2014
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	10,649	10,213	8,864
Distillates	5,489	5,291	4,898
Asphalt	7,386	7,201	6,644
Butane, propane, residual products, internally produced fuel and other	2,341	2,576	2,594

Total Product Yield	25,865	25,281	23,000

% Heavy Crude Oil of Total Refinery Throughput (a)	61%	61%	61%
Crude throughput (thousand barrels per day) (b)	65.6	63.4	57.8

Product Sales (thousands of barrels) (c)
Gasoline and gasoline blendstock	6,900	6,147	5,457
Distillates	4,677	4,339	3,868
Asphalt	7,807	7,109	6,892
Other	643	658	772

Total Product Sales Volume	20,027	18,253	16,989

Product Sales (dollars in thousands) (c)
Gasoline and gasoline blendstock	$382,987	$479,175	$631,746
Distillates	258,695	377,104	500,337
Asphalt	316,986	491,955	573,605
Other	8,373	21,194	45,063

Total Product Sales	$967,041	$1,369,428	$1,750,751

(a)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.
(b)	See also Item 1, Refining Operations.
(c)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.

Net Sales

2016 vs. 2015

Wholesale sales decreased during fiscal 2016 by $402.4 million or 29.4% for the comparable period in fiscal 2015 from $1,369.4 million to $967.0 million. The decrease was primarily due to a 35.6% decrease in wholesale prices offset by an increase of 9.7% in wholesale volume.

2015 vs. 2014

Wholesale sales decreased during fiscal 2015 by $381.3 million or 21.8% for the comparable period in fiscal 2014 from $1,750.7 million to $1,369.4 million. The decrease was primarily due to a 27.2% decrease in wholesale prices offset by an increase of 7.4% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

2016 vs. 2015

Wholesale costs of goods sold decreased during fiscal 2016 by $305.3 million or 25.8% for the comparable period in fiscal 2015 from $1,183.9 million to $878.6 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

2015 vs. 2014

Wholesale costs of goods sold decreased during fiscal 2015 by $387.1 million or 24.6% for the comparable period in fiscal 2014 from $1,571.0 million to $1,183.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

2016 vs. 2015

Wholesale SG&A expenses increased during fiscal 2016 by $2.0 million or 7.9% for the comparable period in fiscal 2015 from $25.6 million to $27.6 million. The increase was due in part to an increase in payroll costs of $1.0 million, credit costs of $.3 million, pension costs of $.2 million and other costs of $.5 million.

2015 vs. 2014

Wholesale SG&A expenses remained relatively constant during fiscal 2015 to the comparable period in fiscal 2014.

Consolidated Expenses:

Depreciation and Amortization

2016 vs. 2015

Depreciation and amortization increased during fiscal 2016 by $6.2 million for the comparable period for fiscal 2015 from $41.6 million to $47.8 million. This increase was due primarily to an increase in turnaround amortization and integrity and replacement costs amortization.

2015 vs. 2014

Depreciation and amortization increased during fiscal 2015 by $9.8 million for the comparable period for fiscal 2014 from $31.8 million to $41.6 million. This increase was due primarily to an increase in turnaround amortization and integrity and replacement costs amortization.

Interest Expense, Net

2016 vs. 2015

Net interest expense (interest expense less interest income) decreased during fiscal 2016 by $14.4 million for the comparable period for fiscal 2015 from $26.6 million to $12.2 million. This decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

2015 vs. 2014

Net interest expense (interest expense less interest income) remained relatively constant during fiscal 2015 to the comparable periods in fiscal 2014.

Income Tax Expense / (Benefit)

Our fiscal 2016 and 2015 effective tax rates remained relatively constant at 36%.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2016	August 31, 2015
	(in thousands)
Cash and cash equivalents	$48,361	$117,028
Short-term investments	10,156	—
Working capital	$192,990	$332,162
Current ratio	2.4	4.3
Debt	$287,677	$240,667

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit, which was amended and restated on October 20, 2015 pursuant to the Credit Agreement discussed below. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2017 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8 - $10 million for fiscal 2017.

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone, United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into the Credit Agreement with a group of lenders led by PNC Bank, National Association, and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Existing Credit Facility. The Credit Agreement will terminate on October 19, 2020. Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The proceeds of the Credit Agreement will be used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures, (iii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”) and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of the Tender Offer to purchase for cash any and all of the outstanding $237,250,000 aggregate principal amount outstanding of the Senior Secured Notes due 2018 and the Consent Solicitation. The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015. Holders of Senior Secured Notes due 2018 that validly tendered prior to the consent deadline would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, were fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2016.

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with a bank, in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Under the terms of the agreement, the Company will make 84 monthly principal installments of approximately $129,000 with the remaining principal balance due on December 9, 2022. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania, guaranteed by United Refining Company and contains various covenants, which include, among others, maintaining a debt service coverage ratio.

On October 20, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $25,000,000 which matures on October 20, 2023. Pursuant to the loan agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreement, the Company will make 83 monthly principal installments of approximately $83,000 with the remaining principal balance due on October 20, 2023. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania, guaranteed by United Refining Company, and contains various covenants, which include, among others, maintaining a debt service coverage ratio. Proceeds of the loan are to be used for general corporate purposes of the Company.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2016, significant uses of cash are summarized in the table below under “Significant Uses of Cash”:

Significant Uses of Cash

The changes in cash for the fiscal year ended August 31, 2016 are described below.

The cash provided by working capital is shown below:

Fiscal Year Ended August 31, 2016
(in millions)
Cash provided by working capital items:
Inventory decrease	$39.1
Accounts payable increase	17.0
Accounts receivable decrease	10.0
Prepaid expense decrease	5.9
Accrued liabilities increase	3.4
Amounts due from affiliated companies, net	1.1
Income taxes payable decrease	(7.4)
Prepaid income taxes increase	(4.0)
Refundable income tax increase	(3.3)
Sales, use and fuel taxes payable decrease	(1.7)

Total change	$60.1

Available cash on hand decreased by $68.7 million. Other cash uses included:

•	Fund short-term investments $10.2

•	Fund deferred financing costs of $5.9

•	Fund capital expenditures and deferred turnaround costs of $83.3 million

•	Fund deferred integrity and replacement cost of $66.5 million

•	Dividends to preferred stockholder and common stockholder of $48.6 million

•	Principal reductions of long-term debt $258.7 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and available borrowings under our Credit Agreement. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes.

We had outstanding letters of credit of $8,753,000 as of August 31, 2016. As of August 31, 2016, we had no outstanding borrowings under the Existing Credit Facility resulting in net availability of $216,247,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2016 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a) (b)	$287,677	$28,029	$54,837	$160,056	$44,755
Operating leases	52,534	12,623	20,115	12,821	6,975
Interest (b) (c)	38,922	9,188	15,635	8,838	5,261

Total contractual cash obligations (d) (e)	$379,133	$49,840	$90,587	$181,715	$56,991

(a)	Long-term debt consists of term loans with various banks and equipment finance companies as well as certain capital lease obligations. See Note 8 to “Consolidated Financial Statements, Item 8” for additional information.
(b)	On October 20, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $25,000,000 which matures on October 20, 2023. Pursuant to the loan agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreement, the Company will make 83 monthly principal installments of approximately $83,000 with the remaining principal balance due on October 20, 2023. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania, guaranteed by United Refining Company, and contains various covenants, which include, among others, maintaining a debt service coverage ratio. Proceeds of the loan are to be used for general corporate purposes of the Company.
(c)	Interest rates on the various components of long-term debt range from 3.0% to 5.0%. The table represents anticipated interest on long-term debt in each period at current interest rates and assuming contractually scheduled principal payments. See Note 8 to “Consolidated Financial Statements, Item 8”.
(d)	The above does not reflect the Credit Facility, which had a balance of $0 as of August 31, 2016. The applicable margin varies with our facility’s average unused availability calculation. See Note 8 to “Consolidated Financial Statements, Item 8”.
(e)	Pension obligations are not included since payments are not known.
(f)	Enbridge obligations related to the Put and Call Agreement are not included since payments are not known.

Although we are not aware of any pending circumstances which would change our expectations, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

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

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

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

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements in the annual period beginning after December 15, 2017. We are currently evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity must retrospectively apply the guidance. We are currently evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” which requires deferred income tax balances to be presented as noncurrent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Effective August 31, 2016, the Company adopted the accounting and reporting requirements included in ASU 2015-17 for balance sheet classification of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent. The Company has applied these requirements retrospectively. Accordingly, the Company has included $5,822,000 of previously reported current deferred income tax liabilities in the $61,743,000 noncurrent deferred income tax liabilities in its August 31, 2015 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01”). The standard addresses certain aspects of recognition, measurements, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued ASU-2016-02 “Leases,” which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15 which includes guidance to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition and debt extinguishment costs. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Credit Agreement to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2016, the Company had no future positions hedging crude or product inventories.

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets or accounts payable in its Consolidated Balance Sheet.

At August 31, 2016, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 29, 2016

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2016	2015
Assets
Current:
Cash and cash equivalents	$48,361	$117,028
Short-term investments	10,156	—
Accounts receivable, net	71,504	81,567
Refundable income taxes	3,343	—
Inventories, net	167,062	206,066
Prepaid income taxes	4,018	—
Prepaid expenses and other assets	22,092	28,000
Amounts due from affiliated companies, net	—	393

Total current assets	326,536	433,054
Property, plant and equipment, net	403,631	347,757
Deferred financing costs, net	5,150	2,667
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	807	869
Deferred integrity and replacement costs, net	112,892	58,634
Deferred turnaround costs and other assets, net	18,852	30,636

	$879,717	$885,466

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$28,029	$1,556
Accounts payable	61,832	44,833
Accrued liabilities	21,307	17,911
Income tax payable	—	7,397
Sales, use and fuel taxes payable	21,649	23,373
Amounts due to affiliated companies, net	729	—

Total current liabilities	133,546	95,070
Long term debt: less current installments	259,648	239,111
Deferred income taxes	48,173	61,743
Deferred retirement benefits	94,786	71,800

Total liabilities	536,153	467,724

Commitments and Contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,316	156,846
Retained earnings	208,495	263,464
Accumulated other comprehensive loss	(36,363)	(16,684)

Total stockholder’s equity	343,564	417,742

	$879,717	$885,466

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Year Ended August 31,
	2016	2015	2014
Net sales	$2,086,625	$2,716,719	$3,439,218

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,842,348	2,352,031	3,100,473
Selling, general and administrative expenses	170,919	165,089	162,764
Depreciation and amortization	47,775	41,554	31,804

	2,061,042	2,558,674	3,295,041

Operating income	25,583	158,045	144,177

Other expense:
Interest expense, net	(12,179)	(26,648)	(26,341)
Other, net	(4,071)	(3,869)	(2,897)
Loss on early extinguishment of debt	(19,316)	—	—

	(35,566)	(30,517)	(29,238)

(Loss) income before income tax (benefit) expense	(9,983)	127,528	114,939

Income tax (benefit) expense:
Current	(2,201)	25,897	25,050
Deferred	(1,420)	19,580	18,776

	(3,621)	45,477	43,826

Net (loss) income	$(6,362)	$82,051	$71,113

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended August 31,
	2016	2015	2014
Net (loss) income	$(6,362)	$82,051	$71,113
Other comprehensive loss, net of taxes:
Unrecognized post-retirement loss, net of taxes of $(12,150), $(4,787) and $(1,384) for the years ended August 31, 2016, 2015 and 2014, respectively	(19,679)	(7,488)	(2,106)

Other comprehensive loss	(19,679)	(7,488)	(2,106)

Total comprehensive (loss) income	$(26,041)	$74,563	$69,007

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance at August 31, 2013	100	$—	14,116	$14,116	$159,844	$190,333	$(7,090)	$357,203
Other comprehensive loss	—	—	—	—	—	—	(2,106)	(2,106)
Distribution to Parent under the Tax Sharing Agreement	—	—	—	—	(3,034)	—	—	(3,034)
Net income	—	—	—	—	—	71,113	—	71,113
Dividends	—	—	—	—	—	(38,951)	—	(38,951)

Balance at August 31, 2014	100	—	14,116	14,116	156,810	222,495	(9,196)	384,225
Other comprehensive loss	—	—	—	—	—	—	(7,488)	(7,488)
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	36	—	—	36
Net income	—	—	—	—	—	82,051	—	82,051
Dividends	—	—	—	—	—	(41,082)	—	(41,082)

Balance at August 31, 2015	100	—	14,116	14,116	156,846	263,464	(16,684)	417,742
Other comprehensive loss	—	—	—	—	—	—	(19,679)	(19,679)
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	470	—	—	470
Net loss	—	—	—	—	—	(6,362)	—	(6,362)
Dividends	—	—	—	—	—	(48,607)	—	(48,607)

Balance at August 31, 2016	100	$—	14,116	$14,116	$157,316	$208,495	$(36,363)	$343,564

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,362)	$82,051	$71,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,205	44,027	34,147
Non cash portion of loss on early extinguishment of debt	5,771	—	—
Deferred income taxes	(1,420)	19,580	18,776
Loss on asset dispositions	3,023	928	1,205
Cash provided by (used in) working capital items	60,061	4,180	(8,700)
Change in operating assets and liabilities:
Other assets, net	575	480	736
Deferred retirement benefits	(8,843)	(7,596)	(6,044)

Total adjustments	108,372	61,599	40,120

Net cash provided by operating activities	102,010	143,650	111,233

Cash flows from investing activities:
Short-term investments	(10,156)	—	—
Additions to property, plant and equipment	(81,856)	(50,249)	(49,264)
Additions to amortizable intangible assets	(60)	(100)	—
Additions to deferred turnaround costs	(1,515)	(3,616)	(42,195)
Additions to deferred integrity and replacement costs	(66,544)	(28,630)	(36,810)
Proceeds from asset dispositions	265	10	58

Net cash used in investing activities	(159,866)	(82,585)	(128,211)

Cash flows from financing activities:
Contribution from (Distribution to) Parent under the Tax Sharing Agreement	470	36	(3,034)
Dividends to preferred shareholder and stockholder	(48,607)	(41,082)	(38,951)
Proceeds from issuance of long-term debt	301,948	—	1,426
Principal reductions of long-term debt	(258,729)	(1,708)	(1,963)
Deferred financing costs	(5,893)	(320)	—

Net cash used in financing activities	(10,811)	(43,074)	(42,522)

Net (decrease) increase in cash and cash equivalents	(68,667)	17,991	(59,500)
Cash and cash equivalents, beginning of year	117,028	99,037	158,537

Cash and cash equivalents, end of year	$48,361	$117,028	$99,037

Cash provided by (used in) working capital items:
Accounts receivable, net	$10,063	$10,824	$32,805
Refundable income taxes	(3,343)	6,000	14,890
Inventories, net	39,055	(54,594)	(20,506)
Prepaid income taxes	(4,018)	13,674	(13,674)
Prepaid expenses and other assets	5,908	39,168	(25,075)
Amounts due to/from affiliated companies, net	1,122	(1,914)	1,087
Accounts payable	16,999	(18,418)	9,081
Accrued liabilities	3,396	(780)	(24)
Income taxes payable	(7,397)	7,397	(8,587)
Sales, use and fuel taxes payable	(1,724)	2,823	1,303

Total Change	$60,061	$4,180	$(8,700)

Cash paid during the period for:
Interest	$11,575	$25,543	$25,561
Income taxes	$11,363	$17,871	$49,366

Non-cash investing and financing activities:
Deferred integrity and replacement costs	$—	$—	$28,630
Property additions and capital leases	$—	$1,605	$241

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries and Kiantone Pipeline Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc. (“URI”), a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Short-Term Investments

The Company holds a certificate of deposit at a bank with a maturity date of six months.

Derivative Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Statement of Operations. The Company includes the carrying amounts of the contracts in derivative liability in its Consolidated Balance Sheet.

At August 31, 2016, the Company had no derivative instruments outstanding as part of its risk management strategy.

For the fiscal years ended August 31, 2016, 2015 and 2014 the Company recognized $0 of losses in costs and expenses in its Consolidated Statements of Operations.

Inventories and Exchanges

Inventories are stated at the lower of cost or market (LCM), with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method for merchandise. Supply inventories are stated at either the LCM or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. Routine current maintenance, repairs and replacement costs are charged against income. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refining	20-30
Retail Marketing	15-30
Pipeline Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with ASC 360-10-30-8. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Integrity and Replacement Costs

The Company and Kiantone Pipeline Corporation, a subsidiary of the Company, and Enbridge Energy Limited Partnership (“EELP”) and Enbridge Pipelines, Inc. (“EPI” and, together with EELP, the “Carriers”), entered into a letter agreement dated July 31, 2014, as amended, (the “Letter Agreement”) with respect to a pipeline (“Line 10”) owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline. Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10, and agreed to pay for half the cost of replacing certain portions of Line 10.

The integrity and replacement costs, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which is approximately 11 years. As of August 31, 2016 and 2015, net deferred integrity and replacement costs amounted to $112,892,000 and $58,634,000, respectively. Amortization expense of $12,286,000, $6,282,000 and $524,000 is included in depreciation and amortization for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of three or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2016 and 2015, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $17,280,000 and $28,489,000, which are net of accumulated amortization of $32,981,000 and $20,888,000, respectively. Amortization expense included in depreciation and amortization for the fiscal years ended August 31, 2016, 2015 and 2014 amounted to $12,724,000, $14,479,000 and $11,319,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight-line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectability is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $245,843,000, $246,636,000 and $238,332,000 for the years ended August 31, 2016, 2015 and 2014, respectively.

Cost Classifications

Our Costs of Goods Sold (which excludes depreciation and amortization) include Refining Cost of Products Sold and related Refining Operating expenses.

Refining Cost of Products Sold includes cost of crude oil, other feedstocks, blendstocks, the cost of purchased finished products, transportation costs and distribution costs. Retail Cost of Products Sold include cost for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and labor.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s results of operations are included in the consolidated Federal income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. With few exceptions, the Company is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before fiscal 2012. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

Post-Retirement Healthcare and Pension Benefits

The Company provides post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. The benefits provided are hospitalization and medical coverage for the employee and spouse until age 65. Benefits continue until the death of the retiree, which results in the

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits. Benefits payable under this program are secondary to any benefits provided by Medicare or any other governmental programs.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company contributes a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The changes made for the salary group described above were also incorporated into the collective bargaining agreement reached with the International Union of Operating Engineers, Local No.95 effective February 1, 2012.

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. The Company also recorded additional allowances based on historical collection experience and its assessment of the general financial conditions affecting the customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company purchased approximately 15% of its cost of goods sold from one vendor during each of the fiscal years ended August 31, 2016 and 2015, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had $0 in accounts payable for each of the years ended August 31, 2016 and 2015 to this vendor.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

In accordance with ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with ASC 350. Other definite lived intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the Company’s reporting units exceeded their carrying values. The fair value of the tradename exceeded its carrying value. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post-retirement costs, which is net of taxes in accordance with ASC 715. The accumulated other comprehensive loss balance is made up entirely of unrecognized post-retirement costs.

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements in the annual period beginning after December 15, 2017. We are currently evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity must retrospectively apply the guidance. We are currently evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” which requires deferred income tax balances to be presented as noncurrent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Effective August 31, 2016, the Company adopted the accounting and reporting requirements included in ASU 2015-17 for balance sheet classification of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent. The Company has applied these requirements retrospectively. Accordingly, the Company has included $5,822,000 of previously reported current deferred income tax liabilities in the $61,743,000 noncurrent deferred income tax liabilities in its August 31, 2015 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01”). The standard addresses certain aspects of recognition, measurements, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued ASU-2016-02 “Leases,” which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15 which includes guidance to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition and debt extinguishment costs. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2016 and 2015, accounts receivable were net of allowance for doubtful accounts of $750,000 and $850,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2016	2015
	(in thousands)
Crude Oil	$44,536	$60,209
Petroleum Products	65,414	92,452

Total @ Lower of LIFO Cost or Market	109,950	152,661

Merchandise	26,293	24,277
Supplies	30,819	29,128

Total @ FIFO	57,112	53,405

Total Inventory	$167,062	$206,066

As of August 31, 2016 and 2015, the replacement cost of LIFO inventories (FIFO) exceeded their LIFO carrying values (LCM) on the balance sheets by approximately $4,718,000 and $6,201,000, respectively, which includes the LCM inventory write-down of $13,052,000 and $0, respectively, and a LIFO increase (decrease) of $8,334,000 and $(6,201,000), respectively. For the fiscal years ended August 31, 2016 and 2015, the Company recorded a charge to Costs of Goods Sold from a LIFO layer liquidation of $15,703,000 and $0, respectively.

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2016	2015
	(in thousands)
Refinery equipment	$431,744	$378,877
Marketing (i.e. retail outlets)	153,654	141,726
Transportation	14,628	12,951
Construction-in-progress	74,286	65,970

	674,312	599,524
Less: Accumulated depreciation	270,681	251,767

	$403,631	$347,757

Depreciation and amortization on the above assets for the fiscal years ended August 31, 2016 and 2015 amounted to $22,643,000 and $20,678,000, respectively.

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., and United Metro Energy Corp. (“UMEC”), a subsidiary of the Company’s parent company, of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant.

The Company paid $9,800,000 for such biodiesel facility. Due to the Company and UMEC having a common owner, the Company recorded the acquisition of the biodiesel facility based on an allocation of the carrying value of all assets acquired by its parent and UMEC from Metro Fuel Oil Corp., or $20,735,000. The difference between the carrying value of the biodiesel facility and the amount paid by the Company has been recorded as a capital contribution net of the tax effect of $4,960,000. Commissioning the modified biodiesel plant is expected during fiscal year 2018. As of August 31, 2016, the remaining cost of the project is expected to be about $37,000,000.

5.	Goodwill and Intangible Assets

As of August 31, 2016 and 2015, the Company’s trade name, goodwill and amortizable intangible assets, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2016		August 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Deed restrictions	10 yrs.	$800	$469	$800	$437
Leasehold covenants	6 yrs.	1,650	1,174	1,590	1,084

		$2,450	$1,643	$2,390	$1,521

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the fiscal years ended August 31, 2016, 2015 and 2014 amounted to $122,000, $115,000 and $106,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2021 is estimated to be $126,000, $126,000, $126,000, $118,000, $62,000 and $249,000 thereafter.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2016	2015
	(in thousands)
Interest	$832	$119
Payrolls and benefits	17,392	15,974
Other	3,083	1,818

	$21,307	$17,911

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2016 and 2015, capitalized lease obligations, included in long-term debt, amounted to $4,087,000 and $4,212,000, respectively, inclusive of current portion of $143,000 and $124,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2016 and 2015 amounted to $3,492,000 and $3,732,000, net of accumulated amortization of $1,197,000 and $956,000, respectively. Lease amortization amounting to $241,000, $207,000 and $185,000 for the years ended August 31, 2016, 2015 and 2014, respectively is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2016 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2017	$713	$12,623
2018	713	10,682
2019	677	9,433
2020	641	6,870
2021	622	5,951
Thereafter	7,045	6,975

Total minimum lease payments	10,411	52,534
Less: Minimum sublease rents	—	—

Net minimum lease payments	10,411	$52,534

Less: Amount representing interest	6,324

Present value of net minimum
lease payments	$4,087

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rent expense for operating leases amounted to $13,774,000, $13,728,000 and $13,243,000 for the years ended August 31, 2016, 2015 and 2014, respectively.

8.	Long-Term Debt

Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. As of August 31, 2016 and 2015 there were no base rate or euro-rate borrowings outstanding under the facility. Letters of credit totaling $8,753,000 were outstanding at August 31, 2016 and 2015, respectively.

In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interest in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. The Company is also required to maintain a consolidated net

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iii) pay the fees and expenses associated with the Credit Agreement.

In connection with the redemption of all its Senior Secured Notes due 2018, the Company recorded a loss of $19,316,000 on the early extinguishment of debt consisting of a redemption premium of $7,009,000, a consent payment of $6,536,000, a write-off of unamortized net debt discount of $3,600,000 and a write-off of deferred finance costs of $2,171,000.

Other Long Term Debt

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with a bank, in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Under the terms of the agreement, the Company will make 84 monthly principal installments of approximately $129,000 with the remaining principal balance due on December 9, 2022. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

A summary of long-term debt is as follows:

	August 31,
	2016	2015
	(in thousands)
Long-term debt:
10.50% Senior Secured Notes due February 28, 2018, net of unamortized discount of $0 and $3,791, respectively	$—	$233,459
PNC term loan, LIBOR rate of 3.25%	231,250	—
Signature Bank term loan, LIBOR rate of 3.00%	49,100	—
Other long-term debt	7,327	7,208

	287,677	240,667
Less: Current installments of long-term debt	28,029	1,556

Total long-term debt, less current installments	$259,648	$239,111

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2017	$28,029
2018	27,446
2019	27,391
2020	27,102
2021	132,954
Thereafter	44,755

Total	$287,677

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2016	2015
	(in thousands)
Beginning balance	$9,201	$8,881
Current year additions	5,893	320

Total financing costs	15,094	9,201
Less:
Deferred financing costs associated with debt retirement	2,171	—
Accumulated amortization	7,773	6,534

	$5,150	$2,667

Amortization expense for the fiscal years ended August 31, 2016, 2015 and 2014 amounted to $1,239,000, $1,228,000 and $1,228,000, respectively.

9.	Employee Benefit Plans

The Company sponsors three defined benefit plans and seven defined contribution plans covering substantially all its full-time employees. The benefits under the defined benefit plans are based on each employee’s years of service and compensation. Effective February 1, 2012 benefits under the Company’s defined benefit pension plan for hourly employees were frozen. Additionally, effective August 31, 2010 benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide enhanced contributions under its defined contribution 401(k) plan as well as a transition contribution for older employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension and other post-retirement healthcare benefit cost (income) consist of the following components for the years ended August 31, 2016, 2015 and 2014:

	Pension Benefits			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
	(in thousands)
Service cost	$674	$626	$597	$435	$608	$774
Interest cost on benefit obligation	5,424	4,850	5,204	1,554	1,656	2,072
Expected return on plan assets	(6,034)	(6,351)	(5,569)	—	—	—
Amortization and deferrals	1,270	724	697	(4,562)	(3,152)	(1,860)

Net periodic benefit cost (income)	$1,334	$(151)	$929	$(2,573)	$(888)	$986

The Company adopted ASC 715-30-25 effective August 31, 2007. ASC 715-30-25 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income/loss, and to recognize changes in that funded status in the year in which changes occur through comprehensive income/loss.

Changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following for the fiscal years ended August 31, 2016 and 2015 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Current year actuarial loss/(gain)	$19,411	$15,160	$11,403	$(5,313)
Amortization of actuarial (loss)/gain	(1,270)	(724)	(2,789)	(4,199)
Current year prior service (credit) / cost	(2,277)	—	—	—
Amortization of prior service credit / (cost)	—	—	7,351	7,351

Total recognized in other comprehensive loss	$15,864	$14,436	$15,965	$(2,161)

Total recognized in net periodic benefit cost and other comprehensive loss	$17,198	$14,285	$13,392	$(3,049)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2016 and 2015:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$124,490	$119,209	$38,213	$43,713
Service cost	674	626	435	608
Interest cost	5,424	4,850	1,554	1,656
Plan amendments	(2,277)	—	—	—
Curtailment	—	—	—	—
Medicare part D subsidy on benefits paid	—	—	351	148
Actuarial losses/(gains)	17,799	5,299	11,402	(5,313)
Benefits paid	(5,245)	(5,494)	(2,891)	(2,599)

Projected benefit obligation @ end of year	140,865	124,490	49,064	38,213

Change in plan assets:
Fair values of plan assets @ beginning of year	88,614	93,245	—	—
Actual return on plan assets	4,421	(3,509)	—	—
Company contributions	4,756	4,372	2,891	2,599
Benefits paid	(5,245)	(5,494)	(2,891)	(2,599)

Fair values of plan assets @ end of year	92,546	88,614	—	—

Unfunded status	$48,319	$35,876	$49,064	$38,213

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$2,849	$2,520
Noncurrent liability	48,319	35,876	46,215	35,693

Net amount recognized	$48,319	$35,876	$49,064	$38,213

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $140,865,000 and $124,490,000, while the aggregate asset value is $92,546,000 and $88,614,000 for the years ended August 31, 2016 and 2015, respectively.

Amounts recognized in Accumulated Other Comprehensive Loss:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
	(in thousands)
Accumulated net actuarial loss	$(61,989)	$(43,848)	$(28,567)	$(19,953)
Accumulated prior service credit	2,277	—	28,020	35,371

Net amount recognized, before tax effect	$(59,712)	$(43,848)	$(547)	$15,418

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Discount rate	3.36% - 3.52%	4.40% - 4.50%	3.22%	4.15%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	9.50%	7.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2025	2025

The discount rate assumptions at August 31, 2016 and 2015 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Discount rate	4.00% - 4.50%	4.00% - 4.20%	4.15%	3.85%
Expected return on plan assets	5.00% - 7.00%	5.00% - 7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2025	2025

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.00% and 7.00% for 2016 and 2015, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2025 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$25	$(28)
Effect on post-retirement benefit obligation	$1,988	$(1,757)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s Consolidated Balance Sheets follows:

	August 31,
	2016	2015
	(in thousands)
Accrued pension benefits	$48,319	$35,876
Accrued other post-retirement benefits	49,064	38,213

	97,383	74,089
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(2,849)	(2,520)
Supplemental pension and other deferred compensation benefits	252	231

Deferred retirement benefits	$94,786	$71,800

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset, or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 2 or 3 assets held by the plans as defined by ASC 820-10. The fair value of our plan assets as of August 31, 2016 and 2015 is as follows (in thousands):

Asset Category	August 31, 2016	Level 1
Cash Equivalents	$382	$382
Mutual Funds	62,829	62,829
Equities	29,335	29,335

Total	$92,546	$92,546

Asset Category	August 31, 2015	Level 1
Cash Equivalents	$222	$222
Mutual Funds	57,364	57,364
Equities	31,028	31,028

Total	$88,614	$88,614

The pension plans weighted-average target allocation for the year ended August 31, 2016 and strategic asset allocation matrix as of August 31, 2016 and 2015 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2016	2016	2015
Equity Securities	50 - 75%	62%	67%
Debt Securities	20 - 50%	29%	25%
Alternative Investments	0 - 15%	7%	7%
Cash/Cash Equivalents	0 - 10%	2%	1%

		100%	100%

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income/Loss each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2017 are as follow:

Estimated 2017 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Prior service cost (credit) amortization	$(270)	$(7,351)
Net loss amortization	1,978	4,590

Total	$1,708	$(2,761)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2017 (expected)	$3,050	$2,541	$(301)

Expected Benefit Payments for FYE 8/31
2017	$6,169	$2,894	$(301)
2018	6,538	3,009	(348)
2019	6,804	3,215	(395)
2020	7,187	3,486	(439)
2021	7,481	3,705	(481)
2022 - 2026	39,713	18,491	(3,204)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $5,168,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $2,796,000, $2,767,000 and $2,752,000 for the years ended August 31, 2016, 2015 and 2014, respectively.

10.	Income Taxes

Income tax expense consists of:

	Year Ended August 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$(4,328)	$25,298	$20,431
State	2,127	599	4,619

	(2,201)	25,897	25,050

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31,
	2016	2015	2014
	(in thousands)
Deferred:
Federal	43	16,671	14,453
State	(1,463)	2,909	4,323

	(1,420)	19,580	18,776

	$(3,621)	$45,477	$43,826

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense is as follows:

	Year Ended August 31,
	2016	2015	2014
	(in thousands)
U. S. federal income taxes at the statutory rate	$(3,430)	$44,649	$40,243
State income taxes, net of Federal benefit	415	2,245	5,758
Domestic production activity deduction	(274)	(1,225)	(2,068)
Permanent items	533	538	405
Employment credits	(872)	(703)	(845)
Other	7	(27)	333

Income tax expense	$(3,621)	$45,477	$43,826

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2016	2015
	(in thousands)
Accounts receivable allowance	$(305)	$(348)
Inventory valuation	(1,103)	—
Accrued liabilities	(42,047)	(32,052)
State net operating loss carryforwards	(11,772)	(7,695)
Federal tax credits and carryforwards	(449)	—

Deferred income tax assets	(55,676)	(40,095)

Inventory valuation	—	6,911
Property, plant and equipment	91,804	87,765
Valuation allowance	7,353	2,577
Other	4,692	4,585

Deferred income tax liabilities	103,849	101,838

Net deferred income tax liability	$48,173	$61,743

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $128,000,000 and $39,000,000, respectively, which will expire between fiscal year 2023 and 2036. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $5,000,000 or 30% of Pennsylvania taxable income prior to the net operating loss deduction.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $7,353,000 and $2,577,000 at August 31, 2016 and 2015, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

11.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments. Derivative financial instruments are recorded at fair value using significant other observable inputs (Level 2).

The fair value of long-term debt (See Note 8 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2016, the carrying amount and estimated fair value of these debt instruments approximated $287,677,000 and $287,457,000, respectively.

12.	Stockholder’s Equity

On July 26, 2013, the Board of Directors of the Company and the Company’s sole stockholder, URI, approved, and the Company filed with the Secretary of State of the Commonwealth of Pennsylvania, an Amended and Restated Articles of Incorporation of the Company (the “Amendment”). Pursuant to the Amendment, the capital stock of the Company was increased from 100 to 50,100, of which 50,000 were designated as preferred stock.

Out of the preferred stock, the Board of Directors created the 6% Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the Amendment included the designations of the rights and preferences of such series. Among other things, the Series A Preferred Stock, of which the Company is authorized to issue a maximum of 25,000, carry the following rights:

•

The Series A Preferred Stock rank: (i) senior to the Company’s common stock; (ii) senior to all other classes of equity securities other than preferred stock which by their terms do not rank senior to the Series A Preferred Stock; and (iii) on parity with any other series of the Company’s preferred stock that does not provide it ranks junior to the Series A Preferred Stock;

•	The Series A Preferred Stock shall receive dividends at a rate of 6.00% of the Stated Value (which is $10,000) per share per annum;

•

The Series A Preferred Stock shall have no voting rights unless otherwise required by law, except in limited circumstances relating to amendments to URC’s certificate of incorporation or amendments to the rights and preferences of the Series A Preferred Stock;

•

In the event dividends have not been paid in the aggregate amount payable for six or more Dividends Periods, holders of the Series A Preferred Stock shall be entitled to elect two directors to the Board of Directors, who shall remain directors until all accumulated and unpaid dividends on the Series A Preferred Stock have been paid in full or set aside for payment. Upon the payment or set aside of such dividends, the term of office of the directors appointed by the holders of the Series A Preferred Stock shall terminate and the size of the Board of Directors shall automatically decrease by two; and

•	The Series A Preferred Stock are perpetual and have no maturity date. However, the Company may, at its option, redeem shares of the Series A Preferred Stock, in whole or in part, on any Dividend

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repayment Date on or after July 26, 2023 at a price of $10,000 per share plus accrued and unpaid dividends.

On July 26, 2013, the Company issued 14,116.375 shares of Series A $1,000 par value per share to United Refining, Inc., its parent. The proceeds from the issuance in the amount of $141,163,750 were used to redeem $127,750,000 of the Company’s Senior Secured Notes due 2018, which redemption occurred on August 30, 2013. In accordance with the Indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Series A Preferred Stock to URI.

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation, believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2016, 2015 and 2014, $5,365,000, $5,360,000 and $5,360,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2016, 2015 and 2014, the Company billed the affiliate $1,324,000, $1,301,000 and $1,207,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2016 and 2015, the Company had a (receivable) payable to the affiliate of $(4,000) and $296,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2016, 2015 and 2014, the Company billed the affiliate $2,123,000, $2,325,000 and $2,165,000, respectively, for management fees and overhead expenses incurred in the management and operation of 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2016, 2015 and 2014, net sales to the affiliate amounted to $92,892,000, $131,326,000 and $191,828,000, respectively. As of August 31, 2016 and 2015, the Company had a payable to the affiliate of $598,000 and $1,106,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2016, 2015 and 2014, such fees amounted to approximately $2,400,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses. At August 31, 2016, the Company had a payable to the Parent concerning these fees of $100,000.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2016, 2015 and 2014 amounted to $470,000, $36,000 and $(3,034,000), respectively and

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been recorded as a capital contribution (distribution). As of August 31, 2016 and 2015, the Company had a receivable from the Parent of $0 and $2,500,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2016, 2015 and 2014, the Company incurred $401,000, $420,000 and $420,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

On July 26, 2013, the Company issued and sold to URI, its sole stockholder and parent, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI. The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock. See Note 12, Stockholders’ Equity, for a description of the terms of the Series A Preferred Stock.

During the years ended August 31, 2016, 2015 and 2014 the Company made $1,456,000, $1,270,000 and $1,158,000, respectively, of rent payments to related entities for the lease of convenience stores and other buildings owned by affiliates.

During the years ended August 31, 2016, 2015 and 2014, the Company paid $4,662,000, $4,774,000 and $4,399,000, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with a primary layer of worker’s compensation, general liability and automobile liability insurance. The insurance is supplemented by additional excess insurance policies secured directly from third party insurers.

During the years ended August 31, 2016 and 2015, the Company made payments to an insurance company for two of its affiliates totaling $254,000 and $283,000, respectively. These payments were reimbursed by the affiliate during the year ended August 31, 2016.

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal years ended August 31, 2016 and 2015 the Company paid $589,000 and $349,000 to this entity for such services. At August 31, 2016, the Company had a payable to the Parent subsidiary of $35,000.

14.	Environmental Matters and Other Contingencies

The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions and actions by regulatory authorities. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial condition or operations of the Company.

The management of the Company believes that remediation and related environmental response costs incurred during the normal course of business, including contractual obligations as well as activities required under applicable law and regulation, will not have a material adverse effect on its consolidated financial condition or operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the foregoing proceedings, the Company and its subsidiaries are parties to various legal proceedings that arise in the ordinary course of their respective business operations. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable dispositions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company also closely monitors all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade as well as fuels mandates requiring the increased use of renewable resources in motor fuel. The Company believes, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until implementing regulations are available. Similarly, the costs of compliance with renewable fuels mandates in the future remains unknown until a final regulatory structure has been adopted.

15.	Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2016	2015	2014
	(in thousands)
Net Sales
Retail	$1,119,584	$1,347,291	$1,688,467
Wholesale	967,041	1,369,428	1,750,751

	$2,086,625	$2,716,719	$3,439,218

Intersegment Sales
Wholesale	$388,860	$566,853	$875,264

Operating Income
Retail	$4,287	$32,362	$14,502
Wholesale	21,296	125,683	129,675

	$25,583	$158,045	$144,177

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31,
	2016	2015	2014
	(in thousands)
Depreciation and Amortization
Retail	$8,228	$7,288	$6,566
Wholesale	39,547	34,266	25,238

	$47,775	$41,554	$31,804

Capital Expenditures (including non-cash portion)
Retail	$22,759	$13,635	$11,271
Wholesale	59,097	38,219	38,234

	$81,856	$51,854	$49,505

	August 31,
	2016	2015
Total Assets
Retail	$191,063	$178,200
Wholesale	688,654	707,266

	$879,717	$885,466

16.	Quarterly Financial Data (unaudited)

	Net Sales	Operating Profit (Loss)	Net Income (Loss)
	(in thousands)
2016
First Quarter	$574,941	$15,878	$(5,612)
Second Quarter	438,374	(35,769)	(25,596)
Third Quarter	497,982	46,685	27,741
Fourth Quarter	575,328	(1,211)	(2,895)
2015
First Quarter	$824,697	$36,139	$17,614
Second Quarter	580,904	10,792	1,603
Third Quarter	602,877	64,454	34,707
Fourth Quarter	708,241	46,660	28,127

During the first quarter fiscal 2016, the Company refinanced its debt and incurred a loss on extinguishment of debt in the amount of $19,316.

17.	Put and Call Option Agreement

On April 8, 2015 (the “Execution Date”), the Company entered into a Put and Call Option Agreement with each of Enbridge Energy Limited Partnership (“Enbridge LP”) and Enbridge Pipelines Inc. (“Enbridge Inc.” and, together with Enbridge LP, the “Carriers”). The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Put and Call Agreement was contemplated in that certain Letter Agreement, originally executed on July 31, 2014 and

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

last amended on April 8, 2015 (the “Letter Agreement”), between the Company and the Carriers relating to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York, and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”). The Letter Agreement related to the parties’ agreement concerning funding certain integrity and replacement costs for Line 10.

The Carriers own the pipeline facilities generally identified as Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). Pursuant to the Letter Agreement, the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2  1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement, the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10-year period.

Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Put and Call Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (iii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement.

The Company considered whether the Put and Call Agreement should be separated from the host contract in accordance with ASC 815 embedded derivative guidance and concluded that it doesn’t meet the criteria for separation. The Company determined that the Put and Call Agreement is interdependent with the Line l0 Agreement, and therefore is not freestanding and is accounted for as part of the Line 10 Agreement. As such we concluded that there is no separate accounting impact of the Put and Call Agreement until it becomes probable that it will be exercised. As of August 31, 2016 the Company or the Carrier have not exercised their rights under the Put and Call Agreement.

18.	Legal Proceedings

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

19.	Subsequent Events

On October 20, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $25,000,000 which matures on October 20, 2023. Pursuant to the loan agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreement, the Company will make 83 monthly principal installments of approximately $83,000 with the remaining principal balance due on October 20, 2023. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania, and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan are to be used for general corporate purposes of the Company.

The Company has reached an early settlement agreement with its refinery employees represented by the International Union of Operating Engineers, Local 95. The contract is effective February 1, 2017 and expires February 1, 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a— 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016 and concluded that it is effective.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 29, 2016 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	68	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	64	President, Chief Operating Officer, Director
John R. Wagner	57	Executive Vice President, General Counsel and Secretary
Roy A. Williams	52	Senior Vice President—Marketing
Michael E. Toole	61	Senior Vice President—Refining
James E. Murphy	71	Vice President, Chief Financial Officer and Treasurer
David G. Wortman	49	Vice President—Supply and Transportation
Martin R. Bring	73	Director
Jacob Feinstein	73	Director
Kishore Lall	69	Director
Douglas Lemmonds	67	Director
Andrew Maloney	85	Director
Dennis Mehiel	74	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York). Mr. Catsimatidis’s broad experience as a senior executive and owner of other operating businesses, his experience as a successful investor in real estate, and his tenure as Chief Executive Officer of the Company lead us to conclude that he will make significant contributions as a director.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 40 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents. Mr. Turfitt’s experience and training as a certified public accountant, his prior experience in other aspects of the petroleum business and his over 32 years of financial and operational experience with the Company lead us to conclude that he will make significant contributions as a director.

John R. Wagner joined United Refining Company as Vice President, General Counsel and Secretary in August 1997. He was named Executive Vice President in December, 2015. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997 and was previously in the private practice of law. He received a B.A. in Economics from the University of Pittsburgh, and was elected to Phi Beta Kappa in 1981. He received his J.D. degree from West Virginia University College of Law in 1984. He is admitted to the practice of law before the courts of Pennsylvania, New York and West Virginia as well as several U.S. District Courts and Bankruptcy Courts. Mr. Wagner is responsible for the Company’s legal and regulatory affairs.

Roy A. Williams joined United Refining Company in November 1997 as Planning Manager of Special Projects. In May of 1999 he joined the Asphalt Marketing Department as Director of Asphalt Logistics and in 2005 was promoted to Director of Wholesale Marketing. In January of 2009 he was promoted to Vice President of Wholesale Marketing. In January of 2016 he was promoted to Senior Vice President—Marketing. He obtained a Bachelor of Arts in Economics from the University of Pennsylvania, and his Masters of Business Administration from Gannon University.

Michael E. Toole has been with United Refining Company for 31 years with over 37 years of experience in the petroleum refining industry. Prior to his employment with United in 1984, Mike worked for UOP LLC for over 6 years. From November of 1984 to August 1991 he held the position of Process Engineer. In September of 1991 he was promoted to Refining Engineer until May 1994 when he became Senior Refining Engineer. In January 2013, he was promoted to Vice President-Refining. He obtained his Bachelor of Science in Chemical Engineering from Cornell University.

James E. Murphy has been Chief Financial Officer since January 1997 and in January 2009 also became Treasurer. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us. Mr. Murphy is a CPA and prior to joining us he had over 15 years of experience in accounting and auditing with banking, public accounting and manufacturing companies.

David G. Wortman has been with United Refining Company for 18 years and has been Vice President of Supply and Transportation since January 2016. His previous positions include Project Manager for Kwik Fill, Manager of Regulatory and Supply Planning and Assistant Vice President of Supply and Trading. Prior to joining United, he served in the U.S. Army as a Combat Engineer and then Special Forces Officer from 1989 to 1997. He obtained his Bachelor of Science in Chemistry from the University of Pittsburgh and his MBA from The Pennsylvania State University.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s many years of experience as a corporate attorney and his involvement as a legal advisor to the Company since 1998 lead us to conclude that he will make significant contributions as a director.

Jacob Feinstein has served as a Director since 2006. Since 1999, he has been employed as a Consultant to the electric power industry in disciplines such as management, transmission, generation interconnection and power system operation and control. From 1998 to 1999, he was employed by Cogen Technologies, Inc. as a Vice President. From 1991 to 1998, he was employed by Consolidated Edison Company of New York, Inc. as a Vice President. Mr. Feinsten’s management expertise and long involvement in the energy industry lead us to conclude that he will make significant contributions as a director.

Kishore Lall has served as a Director since 1997. He was Managing Director & Global Head/Diamonds & Jewelry with Standard Chartered Bank from September, 2008 to September, 2015. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and

Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From October 1997 to May 2002 he held the position of Executive Assistant to the Chairman of the board, Red Apple Group, Inc. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch). Mr. Lall’s experience in commercial and investment banking lead us to conclude that he will make significant contributions as a director.

Douglas Lemmonds has served as a Director since 1997. He is currently the owner of MDL Partners Virginia, LLC. Previously he served as Vice President and International Business Manager of Mercuri Urval, a Swedish based global management consultancy and as Executive Vice President at SunTrust Bank. From May 1996 to 2002 he served as Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group and President of Deutsche Bank Trust Company. Private Banking-Americas operated across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various banking institutions as well as his consulting experience lead us to conclude that he will continue to make significant contributions as a director.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002, Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York. Mr. Maloney’s training and experience as an attorney in private practice and his experience with both government and law enforcement as a United States Attorney lead us to conclude that he will make significant contributions as a director.

Dennis Mehiel has served as a Director since July 2012. Mr. Mehiel previously served as a director from 2004 to 2011 and from 1997 to 2002. He has been the Chairman and Chief Executive Officer of U.S. Corrugated, Inc since 2006. Mr. Mehiel is the former Chairman and Chief Executive Officer of Sweetheart Cup Company, the nation’s largest manufacturer of institutional food service disposables, until it merged with its competitor Solo Cup Company in 2004.

Board Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the NYSE MKT standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. The NYSE MKT defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Messrs. Feinstein, Lall, Lemmonds, Maloney and Mehiel are independent directors as defined under the NYSE MKT Rule 803.

Audit Committee

The Company does not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Nominating Committee

The Company does not have a nominating committee at this time and believe this is appropriate for our Company as we have one indirect stockholder, our Chairman and Chief Executive Officer, John A. Catsimatidis. The Board of Directors, as a whole, participates in the consideration of director nominees. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by security holders and the Board believes this is appropriate as the Company has one indirect stockholder. There are no specific minimum qualifications that the Board believes must be met by a board nominee.

Code Of Ethics

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A copy of the Code of Ethics is available for review on the Company’s website at www.urc.com. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.urc.com under the heading “Code of Ethics”. Any person may request, and the Company will provide without charge, a copy of such code of ethics by writing to John R. Wagner, General Counsel, 15 Bradley Street, Warren, Pennsylvania 16365.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”) for 2016.

Compensation Objectives and Components

The objective of the Company’s compensation program is to motivate, retain and attract management, linking incentives to financial and personal performance and enhanced shareholder value. The compensation program for the named executive officers consists of the following components:

•	Salary;

•	Annual performance-based cash awards; and

•	Other fringe benefits and perquisites.

There is no Compensation Committee of the Board of Directors; however, the CEO and COO review and approve any proposed changes in salary, as well as discretionary bonuses for the other named executive officers.

Salary

Salaries for the named executive officers have been established by the CEO and COO. There is no policy to provide any scheduled increase to these individuals and increases may be awarded at the discretion of the CEO. There is no deferred compensation program for the named individuals or any other executives of the Company. The salaries of the CEO and COO are set by the CEO after reviewing comparable salaries for similar positions within the industry.

Annual Cash Bonus Awards

While there is no formal bonus program for the named executives, bonuses have been paid to them on an annual basis. The amount of the bonus is determined by the CEO and may vary based on the performance of the Company.

Other Fringe Benefits and Perquisites

The Company provides several fringe benefit plans including the United Refining Company Pension Plan for Salaried Employees (the “Pension Plan”) and the United Refining Company Employees’ 401(k) Plan (the “401(k) Plan”) to its named executive officers. Additionally, the Company provides other benefits, including medical and dental plans, life and accidental death insurance, short-term and long-term disability insurance, paid sick leave and vacation and paid holidays.

Potential Payments upon Termination or Change in Control

The Company does not have any change in control agreements with any of the named executive officers.

Estimated Benefits upon Termination Related to Other Than a Change in Control

The Company does not have a severance policy for benefits paid upon termination of employment.

Indemnification of Directors and Officers

The Company’s By-laws provide an open-ended indemnity of all officers and directors to the fullest extent permitted by law.

The following table sets forth the compensation paid by the Company to its principal executive officer for the fiscal year ended August 31, 2016.

SUMMARY COMPENSATION TABLE

				Change in Pension Value ($)	Other Compensation ($) (1)	Total ($)
		Annual Compensation
Name & Principal Position	Year	Salary ($)	Bonus ($)
John A. Catsimatidis	2016	650,000	1,600,000	56,391	20,760	2,327,151
Chairman of the Board &	2015	650,000	1,600,000	—	20,560	2,270,560
Chief Executive Officer	2014	650,000	1,600,000	35,112	20,210	2,305,322

(1)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2016 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$18,550	$2,210	$20,760

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits (1)	Change in Pension Value
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.50	$912,606	$56,391

(1)	The present value of accumulated benefits increased during fiscal 2016 due to the decrease in the discount rate.

The Pension Plan is a tax-qualified, non-contributory defined benefit plan established to provide pension benefits to employees of the Company, including the named executive officers, meeting Pension Plan eligibility criteria. The criteria states that employees are eligible to participate in, and will be enrolled in, the Pension Plan on the first day of the month coincident with or next following the later of the completion of one Year of Service and attainment of age twenty-one years. Years of service for benefits purposes are measured based on the number of years in which at least 1,000 hours are worked.

A participant’s normal retirement date is the first of the month coinciding with or following the attainment of age 65. Participants who are actively employed may also elect an unreduced option at age 59  1/2. In addition to a single life annuity, benefits can be paid as other actuarially equivalent annuities.

The United Refining Company’s Pension Plan for Salaried Employees was frozen effective August 31, 2010 and participants will no longer accrue a benefit under the Plan. The Plan has been replaced by a new 3% 401(k) contribution.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which in the year benefits were frozen was $245,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

In connection with a transaction in 1984, a portion of the benefits from the plan are provided through an annuity contract with an insurance company. The benefits shown in the table are gross amounts before offsetting the insured benefit and thereby represent the total benefit earned with the Company.

Vested benefits are those amounts to which participants are entitled regardless of future services to the Company. A participant is credited with a year of service for vesting purposes for each Pension Plan year during which at least 1,000 hours of service are completed, commencing with year of hire. Each executive is currently vested in his accumulated benefit.

In addition to vested benefits, the Pension Plan provides certain death benefits. Upon death of a participant, the beneficiary is entitled to receive a portion of the vested interest of the participant’s accrued benefit in the form of a monthly annuity amount, subject to eligibility requirements stipulated in the Pension Plan.

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2016 include a 3.90% discount rate and the RP 2000 mortality table projected to 2017 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2011 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Martin R. Bring (1)	$—	$—	$—
John A. Catsimatidis (2)	$—	$—	$—
Jacob Feinstein	$15,000	$—	$15,000
Douglas Lemmonds	$15,000	$—	$15,000
Kishore Lall	$15,000	$—	$15,000
Andrew Maloney	$15,000	$—	$15,000
Dennis Mehiel	$—	$—	$—
Myron L. Turfitt (3)	$—	$—	$—

Fees and expenses paid to Directors are recorded as expense in the period in which the meetings are held, and deducted for income tax purposes in the year incurred.

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2016.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Equity Securities on November 29, 2016 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (13 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation, believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2016, 2015 and 2014, $5,365,000, $5,360,000 and $5,360,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2016, 2015 and 2014, the Company billed the affiliate $1,324,000, $1,301,000 and $1,207,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2016 and 2015, the Company had a (receivable) payable to the affiliate of $(4,000) and $296,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2016, 2015 and 2014, the Company billed the affiliate $2,123,000, $2,325,000 and $2,165,000, respectively, for management fees and overhead expenses incurred in the management and operation of 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2016, 2015 and 2014, net sales to the affiliate amounted to $92,892,000, $131,326,000 and $191,828,000, respectively. As of August 31, 2016 and 2015, the Company had a payable to the affiliate of $598,000 and $1,106,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2016, 2015 and 2014, such fees amounted to approximately $2,400,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses. At August 31, 2016, the Company had a payable to the Parent concerning these fees of $100,000.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2016, 2015 and 2014 amounted to $470,000, $36,000 and $(3,034,000), respectively and have been recorded as a capital contribution (distribution). As of August 31, 2016 and 2015, the Company had a receivable from the Parent of $0 and $2,500,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2016, 2015 and 2014, the Company incurred $401,000, $420,000 and $420,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

On July 26, 2013, the Company issued and sold to URI, its sole stockholder and parent, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI. The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock. See Note 12, Stockholders’ Equity, for a description of the terms of the Series A Preferred Stock.

During the years ended August 31, 2016, 2015 and 2014 the Company made $1,456,000, $1,270,000 and $1,158,000, respectively, of rent payments to related entities for the lease of convenience stores and other buildings owned by affiliates.

During the years ended August 31, 2016, 2015 and 2014, the Company paid $4,662,000, $4,774,000 and $4,399,000, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with a primary layer of worker’s compensation, general liability and automobile liability insurance. The insurance is supplemented by additional excess insurance policies secured directly from third party insurers.

During the years ended August 31, 2016 and 2015, the Company made payments to an insurance company for two of its affiliates totaling $254,000 and $283,000, respectively. These payments were reimbursed by the affiliate during the year ended August 31, 2016.

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal years ended August 31, 2016 and 2015 the Company paid $589,000 and $349,000 to this entity for such services. At August 31, 2016, the Company had a payable to the Parent subsidiary of $35,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2016 and 2015:

	2016	2015
Audit Fees	$595,000	$598,000
Audit—Related Fees (1)	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$595,000	$598,000

(1)	Represents fees for professional services in connection with accounting consultations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to URC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).
3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.
3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.
4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.
4.3	Form of Note (included in Exhibit 4.2).

Number	Description
10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).
10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.
10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.8	Amended and Restated Credit Agreement, dated June 18, 2013, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, Manufacturers and Traders Trust Company and Bank Leumi, USA. Incorporated by reference to Exhibit 10.8 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013.
10.9	Letter Agreement between Enbridge Energy Limited Partnership in the United States and Enbridge Pipeline, Inc. in Canada collectively and United Refining Company and Kiantone Corporation dated July 31, 2014.
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.
21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive XBRL Data

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 29, 2016 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 29, 2016

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,050	$(1,780)	$1,070

Year ended August 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,070	$750	$(970)	$850

Year ended August 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$850	$390	$(490)	$750

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

/s/ Martin R. Bring Martin R. Bring	Director	November 29, 2016

/s/ Jacob Feinstein Jacob Feinstein	Director	November 29, 2016

/s/ Kishore Lall Kishore Lall	Director	November 29, 2016

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 29, 2016

/s/ Andrew Maloney Andrew Maloney	Director	November 29, 2016

/s/ Dennis Mehiel Dennis Mehiel	Director	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILL CORPORATION
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 29, 2016	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 29, 2016

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 29, 2016

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 29, 2016

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2016.